Form 10-Q
period 2023-09-30
Trailblazer Merger Corp I
filed 2023-11-07
CIK 1934945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 7, 2023, there were 9,019,499 shares of Class A common stock, $0.0001 par value and 1 share of Class B common stock, $0.0001 par value, issued and outstanding.

TRAILBLAZER MERGER CORPORATION I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

TRAILBLAZER MERGER CORPORATION I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$675,515	$34,393
Prepaid expenses	145,905	2,083
Total current assets	821,420	36,476

Deferred tax asset	4,123	—
Prepaid insurance	52,556	—
Deferred offering costs	—	265,377
Cash and marketable securities in Trust Account	71,990,700	—
TOTAL ASSETS	$72,868,799	$301,853

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$222,999	$1,290
Accrued offering costs	75,000	55,750
Income taxes payable	310,848	—
Promissory note related party	325,085	225,000
Total current liabilities	933,932	282,040

Deferred underwriting fee payable	2,070,000	—
TOTAL LIABILITIES	3,003,932	282,040

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption, 6,900,000 shares at redemption value at $10.35 per share as of September 30, 2023 and none at December 31, 2022	71,433,975	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized: 2,119,499 and 1,724,999 issued and outstanding (excluding 6,900,000 and 0 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively(1)(2)	212	172
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1 share issued and outstanding at September 30, 2023 an December 31, 2022	—	—
Additional paid-in capital	—	24,828
Accumulated deficit	(1,569,320)	(5,187)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,569,108)	19,813
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$72,868,799	$301,853

(1)	At December 31, 2022, included up to 225,000 shares of Class A common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter; subsequently exercised in full.

(2)	On January 20, 2023, the Sponsor forfeited 215,625 Class A founder shares for no consideration (see Note 5). All shares were retrospectively presented. As a result, the founder shares consisted of 1,724,999 shares of Class A common stock and 1 share of Class B common stock as of December 31, 2022.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating and formation costs	$194,068	$1,345	$432,659	$1,970
Loss from operations	(194,068)	(1,345)	(432,659)	(1,970)

Other income (expense):
Stock-based compensation expense	—	—	(207,087)	—
Interest earned on marketable securities held in Trust Account	834,276	—	1,632,278	—
Unrealized gain (loss) on marketable securities held in Trust Account	60,048	—	(21,578)	—
Other income, net	894,324	—	1,403,613	—

Income (loss) before provision for income taxes	700,256	(1,345)	970,954	(1,970)
Provision for income taxes	(177,308)	—	(306,725)	—
Net income (loss)	$522,948	$(1,345)	$664,229	$(1,970)

Basic and diluted weighted average shares outstanding, Class A common stock (2)	9,019,499	114,130	6,614,719	38,462

Basic and diluted net income (loss) per share, Class A common stock	$0.06	$(0.00)	$0.10	$(0.00)

Basic and diluted weighted average shares outstanding, Class B common stock (1)	1	1,385,870	1	708,791

Basic and diluted net income (loss) per share, Class B common stock	$0.00	$(0.00)	$0.00	$(0.00)

(1)	For the three and nine months ended September 30, 2022, excluded up to 225,000 shares of Class A common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter; subsequently exercised in full.

(2)	On January 20, 2023, the Sponsor forfeited 215,625 Class A founder shares for no consideration (see Note 5). All shares were retrospectively presented. As a result, the founder shares consisted of 1,724,999 shares of Class A common stock and 1 share of Class B common stock as of December 31, 2022.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances — December 31, 2022	1,724,999	$172	1	$—	$24,828	$(5,187)	$19,813

Sale of 394,500 private placement units	394,500	40	—	—	3,944,960	—	3,945,000

Stock-based compensation expense to certain officers/directors	—	—	—	—	207,087	—	207,087

Fair value of rights included in public units	—	—	—	—	745,200	—	745,200

Allocated value of transaction costs to Class A shares	—	—	—	—	(89,233)	—	(89,233)

Remeasurement of carrying value to redemption value	—	—	—	—	(4,832,842)	(1,174,387)	(6,007,229)

Net loss	—	—	—	—	—	(249,591)	(249,591)

Balances – March 31, 2023	2,119,499	212	1	—	—	(1,429,165)	(1,428,953)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(386,959)	(386,959)

Net income	—	—	—	—	—	390,872	390,872
Balances – June 30, 2023	2,119,499	212	1	—	—	(1,425,252)	(1,425,040)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(667,016)	(667,016)

Net income	—	—	—	—	—	522,948	522,948
Balances – September 30, 2023	2,119,499	$212	1	$—	$—	$(1,569,320)	$(1,569,108)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class Common Stock A		Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances – December 31, 2021	—	$—	—	$—	$—	$(1,167)	$(1,167)
Net loss	—	—	—	—	—	—	—
Balances – March 31, 2022	—	—	—	—	—	(1,167)	(1,167)
Issuance of common stock to Sponsor	1,724,999	172	1	—	24,828	—	25,000
Net loss	—	—	—	—	—	(625)	(625)
Balances – June 30, 2022 (1)(2)	1,724,999	172	1	—	24,828	(1,792)	23,208
Net loss	—	—	—	—	—	(1,345)	(1,345)
Balances – September 30, 2022 (1)(2)	1,724,999	$172	1	$—	$24,828	$(3,137)	$21,863

(1)	For the three and nine months ended September 30, 2022, included up to 225,000 shares of Class A common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter; subsequently exercised in full.
(2)	On January 20, 2023, the Sponsor forfeited 215,625 Class A founder shares for no consideration (see Note 5). All shares were retrospectively presented. As a result, the founder shares consisted of 1,724,999 shares of Class A common stock and 1 share of Class B common stock as of December 31, 2022.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$664,229	$(1,970)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation expense to certain officers and directors	207,087	—
Interest earned on marketable securities held in Trust Account	(1,632,278)	—
Unrealized loss on marketable securities held in Trust Account	21,578	—
Deferred benefit from income taxes	(4,123)	—
Changes in operating assets and liabilities:
Prepaid expenses	(143,822)	21,667
Prepaid insurance	(52,556)	—
Accounts payable and accrued expenses	221,709	(677)
Income taxes payable	310,848	—
Net cash (used in) provided by operating activities	(407,328)	19,020

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(70,380,000)	—
Net cash used in investing activities	(70,380,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	67,965,000	—
Proceeds from sale of private placement units	3,945,000	—
Advances from related party	—	100,000
Proceeds from promissory note - related party	100,085	100,000
Payment of offering costs	(581,635)	(209,627)
Net cash provided by (used in) financing activities	71,428,450	(9,627)

Net Change in Cash	641,122	9,393
Cash – Beginning of period	34,393	25,000
Cash – End of period	$675,515	$34,393

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$23,552
Issuance of founder shares through reclassification of advance from related party	$—	$25,000
Accretion of Class A common stock to redemption value	$7,061,204	$—
Deferred underwriting fee payable	$2,070,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER MERGER CORPORATION I

Notes to Condensed Financial Statements (Unaudited)

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

As of September 30, 2023, the Company had not yet commenced any operations. All activity for the period November 12, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 29, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 28, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $675,515 and $34,393 in cash and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Cash and Marketable Securities in Trust Account

At September 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through September 30, 2023, the Company did not withdraw any interest earned on the Trust Account. As of December 31, 2022 there were no funds deposited in the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees, cash underwriting discount, and deferred underwriting fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Public Rights (as defined in Note 3) were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs paid as of September 30, 2023 and December 31, 2022 were $581,635 and $209,627, respectively.

Class A Redeemable Stock Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2023, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(745,200)
Class A common stock issuance costs	(3,882,029)
Plus:
Remeasurement of carrying value to redemption value	7,061,204
Class A Common Stock subject to possible redemption, September 30, 2023	$71,433,975

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023, the Company’s deferred tax asset of $64,132 had a valuation allowance of $60,009 recorded against it. As of December 31, 2022, the Company’s deferred tax asset of $672 had a full valuation allowance recorded against it. The Company’s effective tax rate was 25.32% and 31.59% for the three and nine months ended September 30, 2023 and 0% for the three and nine months ended September 30, 2022. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to stock-based compensation expense and the valuation allowance on the deferred tax assets related to organization expenses.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$522,948	$—	$(102)	$(1,243)	$664,229	$—	$(101)	$(1,869)
Denominator:
Basic and diluted weighted average common shares outstanding	9,019,499	1	114,130	1,385,870	6,614,719	1	38,462	708,791
Basic and diluted net income (loss) per common share	$0.06	$—	$(0.00)	$(0.00)	$0.10	$—	$(0.00)	$(0.00)

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

Promissory Note — Related Party

On May 17, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”) as amended on January 20, 2023 and as further amended as of March 31, 2023, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000 (as amended). The Promissory Note is non-interest bearing and is payable on the earlier of (i) the close of the Company’s initial business combination or (ii) September 30, 2024. As of September 30, 2023 and December 31, 2022, there was $325,085 and $225,000, respectively, outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units (see Note 4). As of September 30, 2023 and December 31, 2022, there was no amount outstanding under the Working Capital Loan.

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

The underwriters were also entitled to a cash underwriting discount of $0.15 per Unit, or $1,035,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.30 per Unit, or $2,070,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

NOTE 7.  STOCKHOLDER’S (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 2,119,499 and 1,724,999 shares of Class A common stock issued and outstanding, excluding 6,900,000 and 0 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 5,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there was 1 share of Class B common stock issued and outstanding.

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

At September 30, 2023, assets held in the Trust Account were comprised of $152 in cash and $71,990,548 in U.S. Treasury securities. During the three and nine months ended September 30, 2023, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description

	Level	September 30, 2023
Assets:
Marketable securities held in Trust Account	1	$71,990,548

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period November 12, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $522,948, which consists of interest earned on marketable securities held in Trust Account of $834,276 and unrealized gain on marketable securities held in Trust Account of $60,048, offset by the operating costs of $194,068 and provision for income taxes of $177,308.

For the nine months ended September 30, 2023, we had a net income of $664,229, which consists of interest earned on marketable securities held in Trust Account of $1,632,278, offset by operating costs of $432,659, provision for income taxes of $306,725, stock-based compensation expense of $207,087 and unrealized loss on marketable securities held in Trust Account of $21,578.

For the three and nine months ended September 30, 2022, we had a net loss of $1,345 and $1,970, respectively, which consist of operating costs.

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

For the nine months ended September 30, 2023, cash used in operating activities was $407,328. Net income of $664,229 was affected by interest earned on marketable securities held in Trust Account of $1,632,278, stock-based compensation expense of $207,087, unrealized loss on marketable securities held in trust account of $21,578, and benefit from income taxes of $4,123. Changes in operating assets and liabilities provided $336,179 of cash for operating activities.

For the nine months ended September 30, 2022, cash provided by operating activities was $19,020. Changes in operating assets and liabilities provided $20,990, offset by the net loss during the period of $1,970.

As of September 30, 2023, we had cash and marketable securities held in the Trust Account of $71,990,700.

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

As of September 30, 2023, we had cash of $675,515. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

TRAILBLAZER MERGER CORPORATION I

Date: November 7, 2023	By:	/s/ Arie Rabinowitz
	Name:	Arie Rabinowitz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Scott Burell
	Name:	Scott Burell
	Title:	Chief Financial Officer