Form 10-K
period 2023-12-31
Trailblazer Merger Corp I
filed 2024-03-29
CIK 1934945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41668

TRAILBLAZER MERGER CORPORATION I
(Exact name of registrant as specified in its charter)

Delaware	87-3710376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Madison Avenue, Suite 1401 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 586-8224

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock	TBMC	The Nasdaq Stock Market LLC
Rights	TBMCR	The Nasdaq Stock Market LLC
Units	TBMCU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $70,311,000.

As of March 29, 2024, there were 9,019,499 shares of Class A common stock, $0.0001 par value and 1 share of Class B common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRAILBLAZER MERGER CORPORATION I

Annual Report on Form 10-K for the Year Ended December 31, 2023

i

CERTAIN TERMS

References to “the Company,” “TBMC,” “our,” “us” or “we” refer to Trailblazer Merger Corporation I, a blank check company incorporated in Delaware on November 12, 2021. References to our “Sponsor” refer to Trailblazer Sponsor Group, LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Trailblazer Merger Corporation I, which closed on March 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our IPO.

“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the U.S. Securities and Exchange Commission (the “SEC”) on January 24, 2024, which will become effective on July 1, 2024. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

Trailblazer Merger Corporation I (the “Company”) is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. While we may pursue an initial business combination target in any business or industry, we intend to focus our search for a target business on companies operating in the technology industry.

On March 31, 2023, the Company consummated the IPO of 6,000,000 units (the “Units”). Each Unit consisted of one share of Class A common stock, $0.0001 par value (“Common Stock”) and one right (“Right”) to receive one-tenth (1/10) of one share of Common Stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any, which the underwriters exercised in full simultaneously with the consummation of the IPO. The total aggregate issuance by the Company of 6,900,000 Units at a price of $10.00 per unit resulted in a total gross proceeds of $69,000,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor 394,500 units (the “Private Units”), generating total proceeds of $3,945,000. The Private Units are identical to the Units sold in the IPO. The Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement) until the completion of the Company’s initial business combination. The holders of the Private Units were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

As of March 31, 2023, a total of $70,380,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations (if any) and $100,000 of interest for our dissolution expenses, the proceeds from this offering and the sale of the Private Units will not be released from the trust account (1) to us, until the completion of the initial business combination, or (2) to our public stockholders, until the earliest of (a) the completion of our initial business combination, and then only in connection with those Class A common stock that stockholders properly elect to redeem, subject to the limitations, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within twelve (12) months from the closing of this offering (or up to 18 months, if we extend the time to complete an initial business combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (c) the redemption of our public shares if we are unable to complete our initial business combination within twelve (12) months from the closing of this offering (or up to 18 months, if we extend the time to complete an initial business combination), subject to applicable law. Public stockholders who redeem their Class A common stock in connection with a stockholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within twelve (12) months from the closing of this offering (or up to 18 months, if we extend the time to complete an initial business combination), subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

Management Team

Our management team is led by Arie Rabinowitz, our Chief Executive Officer and Director, Scott Burell, our Chief Financial Officer, and Yosef Eichorn, our Chief Development Officer. Joseph Hammer currently serves as our Chairman of the Board. Barak Avitbul, Olga Castells, and Patrick Donovan are our independent directors.

Our executive management team and board of directors have extensive buy-side investing experience and have been involved in the investment of more than $1.5 billion of capital into well over 1,000 fundings, including mergers & acquisitions, throughout the past 25 years. They also have extensive experience in identifying, negotiating with and conducting due diligence on companies targeted for acquisition, and consummating acquisitions across nearly all sectors of the economy including but not limited to: healthcare services; consumer services; chemicals; natural resources; manufacturing and industrial; consumer and retail; gaming and leisure; and media, telecom and technology. We believe our management’s deep network of CEO-level and other C-suite/board relationships in addition to pre-eminent private and public market investors will present us with a substantial number of potential business combination targets.

We believe we will greatly benefit from the experiences of our executive officers and directors as we seek to identify and consummate an initial business combination. Our team has extensive experience in the financial services sector as investors, managers, principals, advisors or directors of companies operating in the technology sector. They also have extensive experience in identifying, negotiating with and conducting due diligence on companies targeted for acquisition and consummating acquisitions in the technology sector. Prior to the consummation of our initial business combination, we intend to leverage the industry experience of our executive officers and board, including their extensive contacts, relationships and access to acquisition opportunities.

Arie Rabinowitz - Chief Executive Officer and Director

Mr. Rabinowitz is the co-founder of LH Financial Services Corp., a family office service company for a single family. The family’s primary securities investment vehicle is Alpha Capital Anstalt. Mr. Rabinowitz served as Vice President and Chief Investment Officer of LH Financial from inception in 1997 and until 2010. Since 2010 Mr. Rabinowitz has served as Chief Executive Officer of LH Financial. LH Financial evaluates investment opportunities in a wide variety of asset classes including public companies, private companies, development stage companies, technology institutions, startup incubators, and other ventures to determine if they fit within the framework of the family office’s investment criteria. LH Financial, under the guidance of Mr. Rabinowitz, subsequently facilitates investments and exits from investments approved by the family. LH Financial also participates and facilitates charitable endeavors for itself and the family in many charitable causes, including organizations that foster education, family, and health across North America, Israel, and elsewhere. Mr. Rabinowitz advises, on a pro bono basis, a charity organization in the U.S. and Israel. In addition, Mr. Rabinowitz serves on the board of directors for Areivim, Inc., a community committed to the well-being of at-risk children, their parents, and siblings. Mr. Rabinowitz is the founder and CEO of ACR Foundation, a 501(c)3 registered charitable trust focused on both local and international charitable causes. Mr. Rabinowitz is the father-in-law of Mr. Eichorn. Mr. Rabinowitz graduated from Lander College of Arts & Sciences with a BS in Mathematics.

Scott Burell serves as our Chief Financial Officer. Since August 2018, Scott Burell has been the Chief Financial Officer of AIVITA Biomedical, Inc., an Irvine California-based immuno-oncology company focused on the advancement of commercial and clinical-stage programs utilizing curative and regenerative medicines. From November 2006 until its sale to Invitae Corp. (NYSE: NVTA) in November 2017, Mr. Burell was the Chief Financial Officer, Secretary and Treasurer of CombiMatrix Corporation (NASDAQ: CBMX), a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. Mr. Burell successfully led the split-off of CombiMatrix in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as CombiMatrix’s reorganization in 2010. Prior to this, Mr. Burell had served as CombiMatrix’s Vice President of Finance since 2001 and as its Controller from 2001 to 2006. From 1999 until the time that he first joined CombiMatrix in 2001, Mr. Burell was the Controller for Network Commerce, Inc. (NASDAQ: SPNW), a publicly traded technology and information infrastructure company located in Seattle. Prior to this, Mr. Burell spent nine years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. Mr. Burell is also a member of the Board of Directors of Microbot Medical (NASDAQ: MBOT), an Israeli-based medical device company. Mr. Burell obtained his Washington state CPA license in 1992 and is a Certified Public Accountant (currently inactive). Mr. Burell holds BS degrees in Accounting and Business Finance from Central Washington University.

Yosef Eichorn - Chief Development Officer

Mr. Eichorn currently serves as the Vice President of Investments at LH Financial Services Corp., a family office service company for a single family. The family’s primary securities investment vehicle is Alpha Capital Anstalt. Mr. Eichorn has served as Vice President of Investments at LH Financial since January 2020 where he focuses on evaluating new investment opportunities in addition to monitoring the family’s active portfolio companies. From March 2019 to September 2021, Mr. Eichorn served as Compliance Officer at LH Financial. He was responsible for compliance, developing and updating LH Financial’s and its family client’s compliance framework and procedures to ensure that LH and its family client comply with applicable policies and regulations. From July 2018 to December 2019, Mr. Eichorn served as a Research Analyst at LH Financial. Mr. Eichorn is the son-in-law of Mr. Rabinowitz. Yosef Eichorn graduated from Empire State College with a BS in Liberal Arts.

Joseph Hammer - Chairman of The Board of Directors

Since 2010, Mr. Hammer has served as the Chief Investing Officer (“CIO”) at LH Financial Services Corp., a family office service company for a single family. The family’s primary securities investment vehicle is Alpha Capital Anstalt. LH Financial evaluates investment opportunities in a wide variety of asset classes including public companies, private companies, merger candidates, development stage companies, technology institutions, startup incubators, and other ventures to determine if they fit within the framework of the family office’s investment criteria. As the CIO, Mr. Hammer sources potential investments for the family office and provides continued guidance to Alpha for many of the family’s investments and mergers, and in particular, within the Middle East. In addition, Mr. Hammer originates numerous charitable endeavors and relationships for LH Financial and the family, including organizations that foster education, family, and health across North America, Israel, and elsewhere. Mr. Hammer is a Board Member of Gratitude Railroad LLC, a community of investors, operating an alternative investment platform, who are inspired and dedicated to solving environmental and social problems through the profitable deployment of financial, intellectual, and human capital. Mr. Hammer is the founder of The JDH Foundation, a 501(c)3 charitable organization which supports both local and international charitable causes. He is also the Chairman of the Executive Committee of Chai Lifeline, Inc., a health support network for children, families and communities impacted by serious illness or loss. He serves as a Board Member of The Duvdevan Foundation, a support system for soldiers in the elite Duvdevan Unit of the Israeli Defense Forces.

Barak Avitbul is a member of the Board of Directors. Mr. Avitbul is the Chief Executive Officer of NetNut Ltd., and has been a member of senior management of Safe-T Group Ltd. (Nasdaq, TASE: SFET), a global provider of cybersecurity and privacy solutions to consumers and enterprises, since the completion of the acquisition of NetNut in June 2019 by Safe-T Group. NetNut provides business proxy network solutions that enable multiple business use cases, such as online ad verification, retail price and inventory comparisons, network security penetration, load testing of applications, and other data mining and analysis. Mr. Avitbul has also served as the Chief Executive Officer of ORB Spring Ltd. Mr. Avitbul has founded and led several successful internet and software companies among them DiviNetworks Ltd., where he built global network optimization as a service operation in over fifty countries around the world and was the first Israeli company to raise investment from the World Bank. Before founding DiViNetworks, Mr. Avitbul founded Key2Peer, a provider of anti-piracy and promotional services for the P2P market, leading it to a net profit in less than twelve months. Prior to that, Mr. Avitbul served as a consultant for several premier technology companies in diverse sectors, among them Rosetta Genomics (NASDAQ: ROSG), where he served as the head of algorithm research. Mr. Avitbul also served as Director of Research and Development at iMDsoft, playing an instrumental role in creating and launching successful products in the healthcare clinical information management market. Mr. Avitbul holds an L.L.B in Law and BS in Computer Science, both from Tel Aviv University.

Olga Castells is a member of the Board of Directors. Ms. Castells is a Tax Senior Director at Oracle Corporation, a position she has held since 2010, where she is responsible for audit controversy matters in Canada and Latin America, a region with approximately $3b in annual revenue. Ms. Castells currently manages 100+ audits and tax cases (at various levels of appeal) involving income and non-income based tax in nine countries. Ms. Castells is also involved in the due diligence process for acquisitions with presence in Canada, Latin America and the Caribbean. Prior to joining Oracle, Ms. Castells worked for PricewaterhouseCoopers (PwC) for five years and held a variety of positions where she performed international tax planning for large multi-national clients with operations in Europe, Asia, Latin America and the Caribbean in a variety of industries, including consumer products, retail, manufacturing, franchise services and power generation. Ms. Castells completed a Master of Science in Taxation from University of Miami and graduated from University of Miami cum laude with a BS in Accounting. Ms. Castells is a Certified Public Accountant licensed in Florida.

Patrick Donovan is a member of the Board of Directors. Mr. Donovan is a founding partner of Lokahi Capital, a private equity firm located in Delray, Florida. Mr. Donovan brings an international business background, working in Europe and the United States, while serving a global client base. His career began in commercial real estate finance and evolved with a move to investment banking with Credit Suisse in London in 2005. He also held positions as a Fixed Income Portfolio Manager at UBS in London and a Structured Credit Trader at AVM/III Capital located in Florida, US. Mr. Donovan has been a Board of Trustee member of Gulf Stream School since 2018 and currently chairs the Finance Committee. Mr. Donovan earned a Master of Business Administration from Washington University Olin School of Business and a BS in Finance from University of Missouri.

Market Opportunity

Our management team has extensive experience investing, operating and executing mergers and acquisitions within the technology industry. With numerous credible resources pegging the size of the global technology industry at $5 trillion in 2021 combined with management’s expertise and experience, we intend to focus our initial business combination efforts on the technology industry.

We are considering the entire technology industry when we search for a target business, but we are primarily focused in searching in the following segments:

Cloud as a Service Businesses

Workforce challenges and changing IT demands spurred by the pandemic are accelerating the shift to services: we believe that software-as-a-service, infrastructure-as-a-service and platform-as-a-service will continue to gain popularity, and are critical to creating new solutions and business models to thrive in the new normal. Cloud is rapidly becoming the preferred platform for enabling online services and spurring innovation. We believe there are a multitude of potential opportunities in this industry sector.

Supply Chain Technologies

The supply chain disruption that occurred amid the pandemic affected everything from automotive production to consumer appliances, medical devices and even toys. Its impact extended far beyond the semiconductor sector, exposing critical chokepoints across complex distribution and supply chains. It is management’s opinion that as companies continue to recover from pandemic-induced supply chain disruptions, they will start proactively preparing for future uncertainty and other systemic risks. To do it they will require new technical solutions to promote efficiency and reliability.

Servicing the Hybrid Workforce

As a result of the pandemic, more people than ever before have been working in a hybrid manner, with no end in sight. To attract and retain talent, companies are trying to capture the best of both the at-home experience and the in-office one, balancing the flexibility their employees are demanding with the business needs of their organization. With more experience utilizing a hybrid workforce under their collective belts, we believe companies will evolve their cultures and accelerate experimentation with collaboration technologies.

eSports

At approximately $1 billion in annual revenues, the eSports technology segment is relatively small in comparison to some of the other segments we will explore for a business combination, however we believe the growth potential for eSports is substantial. The viewership for select eSports tournaments is beginning to rival the viewership for many select golf tournaments and shows no signs of slowing. Management believes there are opportunities for new technologies to service and monetize many aspects of the eSports sector.

Business Strategy

Our management team’s objective is to generate attractive returns and create value for our stockholders by applying a disciplined strategy of identifying attractive investment opportunities that could benefit from the addition of capital, liquidity, and management expertise.

We will leverage our management team’s broad network of potential public transaction sources to find an opportunity where their expertise could effect a positive transformation of the existing business to improve the overall value proposition while maximizing stockholder value.

We believe successful special purpose acquisition companies require a differentiated story to make a business combination attractive for potential sellers of businesses who become partners in a public markets context.

We believe that our team will be an attractive partner given our proven track record of both operational and financial success in small sized public companies and our deep understanding of how to navigate complicated stockholder and capital markets dynamics in a small-cap context.

Acquisition Criteria

We are leveraging the extensive network and experience of our management team in identifying a suitable target within the technology industry and structuring a business combination that is attractive to both the target and our public stockholders. We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

Experienced Management Teams

We are seeking candidates who have strong, experienced management teams with a focus on driving revenue growth, enhancing profitability and generating strong free cash flow. We seek to partner with the potential target’s management team and expect that the operating and financial abilities of our management and board will help the potential target company to unlock opportunities for future growth and enhanced profitability.

Attractive Valuations

We will only evaluate a business that, based on our due diligence and industry experience, represents an attractive valuation relative to publicly listed companies with similar characteristics or in similar industry segments.

Will Benefit from Being a Public Company

We are pursuing a business that will benefit from being a public company, including potentially having broader access to capital and a public currency for acquisitions.

Clear Competitive Advantages

We are targeting businesses that differentiate themselves from their peers in ways that are difficult to replicate and have clear competitive advantages.

High Growth Potential and Cash Flow

We seek businesses that are well positioned to grow in their respective markets and which have clear plans on how to leverage additional capital to accelerate growth. We are targeting businesses that have had, or expect to have, strong cash flow generation.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBER SECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

Our executive offices are located at 510 Madison Avenue, Suite 1401, New York, NY 10022, and our telephone number is 212-586-8224. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “TBMCU” on or about March 29, 2023, and the shares of common stock and rights began separate trading on Nasdaq under the symbols “TBMC” and “TBMCR,” respectively, on or about May 15, 2023.

Holders of Record

As of March 29, 2024, there were 9,019,500 of our shares of common stock issued and outstanding held by approximately five stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Use of Proceeds

The Company is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.

On March 31, 2023, the Company consummated the IPO of 6,000,000 Units. Each Unit consisted of one Common Stock and one Right to receive one-tenth (1/10) of one share of Common Stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with the Sponsor, 394,500 Private Units generating total proceeds of $3,945,000. The Private Units are identical to the Units sold in the IPO. The Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement) until the completion of the Company’s initial business combination. The holders of the Private Units were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 12, 2021 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination:

●	may significantly dilute the equity interest of our investors who would not have pre-emption rights in respect of any such issuance;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock, rights and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period November 12, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net income of $1,347,254, which consists of interest earned on marketable securities held in Trust Account of $2,606,031 and unrealized gain on marketable securities held in Trust Account of $8,832, offset by the operating costs of $543,536, stock-based compensation expense of $207,087 and provision for income taxes of $516,986.

Liquidity and Capital Resources

As of December 31, 2023, we had $607,816 in our operating bank account available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

On March 31, 2023, the Company consummated the IPO of 6,000,000 units (the “Units”). Each Unit consisted of one share of Class A common stock, $0.0001 par value (“Common Stock”) and one right (“Right”) to receive one-tenth (1/10) of one share of Common Stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any, which the underwriters exercised in full simultaneously with the consummation of the IPO. The total aggregate issuance by the Company of 6,900,000 Units at a price of $10.00 per unit resulted in a total gross proceeds of $69,000,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with the Sponsor 394,500 units (the “Private Units”), generating total proceeds of $3,945,000. The Private Units are identical to the Units sold in the IPO. The Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement) until the completion of the Company’s initial business combination. The holders of the Private Units were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

As of March 31, 2023, a total of $70,380,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations (if any) and $100,000 of interest for our dissolution expenses, the proceeds from this offering and the sale of the Private Units will not be released from the trust account (1) to us, until the completion of the initial business combination, or (2) to our public stockholders, until the earliest of (a) the completion of our initial business combination, and then only in connection with those Class A common stock that stockholders properly elect to redeem, subject to the limitations, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within twelve (12) months from the closing of this offering (or up to 18 months, if we extend the time to complete an initial business combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (c) the redemption of our public shares if we are unable to complete our initial business combination within twelve (12) months from the closing of this offering (or up to 18 months, if we extend the time to complete an initial business combination), subject to applicable law. Public stockholders who redeem their Class A common stock in connection with a stockholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within twelve (12) months from the closing of this offering (or up to 18 months, if we extend the time to complete an initial business combination), subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans (as defined below) may be convertible into Units of the post-business combination entity at a price of $10.00 per unit. The Units would be identical to the Private Units. As of December 31, 2023 and 2022, there was no amount outstanding under the Working Capital Loan.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

Contractual Obligations

Promissory Notes - Related Party

On May 17, 2022, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was further increased to $400,000. As of March 31, 2023, both we and the Sponsor mutually agreed to extend the maturity date of the original Note. The Note is non-interest bearing and payable on the earlier of (i) the close of our initial business combination or (ii) September 30, 2024. On November 21, 2023, the Note was further amended to permit us to pay certain expenses of the Sponsor which would reduce the principal balance of the Note by the same amount. As of December 31, 2023 and 2022, there was $321,585 and $225,000, respectively, outstanding under the Note.

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

Underwriting Agreement

On March 28, 2023, in connection with the Initial Public Offering, we entered into an underwriting agreement with LifeSci Capital LLC and Ladenburg Thalmann & Co. Inc., as representative of the underwriters named therein.

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $1,035,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, $0.30 per Unit sold in the Initial Public Offering, or $2,070,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Advisory Agreement

Pursuant to the advisory agreement entered into in September 2022 with LifeSci Capital LLC (“LifeSci”), further amended in March 2023, upon the consummation of the initial business combination, we have agreed to pay LifeSci equal to one and one half (1.5%) percent of the total consideration paid in connection with the initial business combination in the form of equity interests in the entity that survives any such business combination in exchange for the provision by the underwriters of certain services relating to the initial business combination.

For the purposes of this section, “total consideration” means the total market value of, without duplication, all cash, securities, or other property paid or transferred at the closing of such transaction by the target’s stockholders or to be paid or transferred in the future to the target’s stockholders with respect to such transaction (other than payments of interest or dividends and any contingent or earnout consideration based upon future performance of the combined companies, however characterized), including, without limitation, to the extent applicable, any net value paid in respect of (i) the assets of the target and (ii) the capital stock of the target (and the spread value of any “in the money” securities convertible into options, warrants or other rights to acquire such capital stock), after giving effect to the assumption, retirement or defeasance, directly or indirectly (by operation of law or otherwise), of any long-term liabilities of the target or repayment of indebtedness, including, without limitation, indebtedness secured by the assets of the target, capital leases or preferred stock obligations; provided, that for the avoidance of doubt, any funds in the trust account (as may be applicable in the case of a Transaction) or financing proceeds raised in connection with the closing of the transaction (including by way of an offering, the compensation to underwriters for which is provided for below), in either case, that are not paid to the target’s stockholders as consideration in the transaction will not be included as part of the Total Consideration.

For purposes of this section, the market value of any publicly traded common stock, whether already outstanding or newly-issued, will be equal to the greater of: (i) the value of such common stock issued to the target upon the closing of a transaction at a price equal to $10.00 per share; and (ii) the dollar volume-weighted average price (VWAP) for such security on the principal securities exchange or securities market on which such security is then traded during the period beginning at 9:30:01 a.m., New York time, and ending at 4:00:00 p.m., New York time, as reported by Bloomberg through its “HP” function (set to weighted average) for the first five (5) trading days following the consummation of the transaction.

Additionally, we agreed to reimburse the underwriters for all out-of-pocket documented costs and expenses (including fees and expenses of counsel) incurred by the underwriters in connection with provision of such services, up to $50,000 in the aggregate, and, upon the consummation of the initial business combination, to reimburse the underwriters for any such expenses incurred in excess of $50,000.

Investment Management Trust Agreement

On March 28, 2023, in connection with the Initial Public Offering, we entered into an agreement with Continental Stock Transfer & Trust Company (“Trustee"). The Trustee agreed to manage, supervise and administer the Trust Account subject to the terms and conditions set forth in the agreement and in a timely manner, upon the written instruction of the Company, invest and reinvest the Property in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by us; the Trustee may not invest in any other securities or assets, it being understood that the Trust Account will earn no interest while account funds are uninvested awaiting our instructions hereunder; and while account funds are invested or uninvested, the Trustee may earn bank credits or other consideration. We agreed to give all instructions to the Trustee in writing, signed by the Chairman of the Board, Chief Executive Officer, Chief Financial Officer or Secretary. In addition, the Trustee shall be entitled to rely on, and shall be protected in relying on, any verbal or telephonic advice or instruction which it, in good faith and with reasonable care, believes to be given by any one of the persons authorized to give written instructions, provided that we shall promptly confirm such instructions in writing. We will Pay the Trustee the fees set forth in the agreement, including an initial acceptance fee, annual administration fee, and transaction processing fee which fees shall be subject to modification by the parties from time to time.

Critical Accounting Estimates

Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. Some of the more significant estimates are in connection with determining the fair value of the stock-based compensation and the derivative financial instruments at the time of the initial public offering. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. We have identified the following critical accounting estimates:

Stock-Based Compensation

We adopted ASC Topic 718, Compensation—Stock Compensation, guidance to account for its stock-based compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. We recognize all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statement of operations. On March 28, 2023, the Chief Financial Officer and three directors (the “subscribers”) entered into subscription agreements with the Sponsor for an interest in the Sponsor company for their own investment purposes. The interest is backed by our Class A common stock owned as of March 28, 2023, the date of issuance. As such, the subscribers will participate in the profits or losses of the Sponsor company though date of liquidation. The subscription into interests of the Class A common stock founder shares to the management and directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The 47,500 Class A common stock which support the subscription interests of management and the directors has a fair value of $207,087 or $4.36 per share, which has been recorded as stock-based compensation. The fair value was determined using a Monte Carlo Model with a volatility of 7.2%, risk-free rate of 3.97% and a stock price of $9.89 as of the valuation date of March 28, 2023.

Derivative Financial Instruments

We accounted for Rights as equity-classified instruments based on an assessment of the Rights’ specific terms and applicable authoritative guidance in FASB ASC Topic 815, “Derivatives and Hedging”. The assessment considered whether the Rights were freestanding financial instruments pursuant to ASC 480, met the definition of a liability pursuant to ASC 480, and whether the Rights met all the requirements for equity classification under ASC 815, including whether the Rights were indexed to the Company’s own shares of common stock, among other conditions for the equity classification. The rights were valued based on market comparables. The following criteria was utilized to select comparable Special Purpose Acquisition Companies who were pre-business combination and included rights as part of their units that were publicly trading with significant time remaining to complete their initial business combination:

Criteria	Low	High
IPO Proceeds (in millions of dollars)	50	240
Warrant Coverage	—	1.0
Rights Coverage (per unit)	0.05	0.20
Remaining Months to Complete	—	13

The appraiser utilized the median market price of 0.108 as the fair value of the Rights included in the initial public offering.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Our management does not believe the adoption of ASU 2023-09 will have a material impact on our financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We adopted ASU 2016-13 on January 1, 2023, and we are electing to delay the adoption of other new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404,(ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Extension

Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, if the Company anticipates that it may not be able to consummate its initial business combination within 12 months from the closing of the initial public offering, it may, by resolution of its board of directors and if requested by its Sponsor, extend the period of time it will have to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 18 months from the closing of the initial public offering). The Company must deposit $690,000 into the trust account for each extension.

On March 28, 2024, the Sponsor deposited $ 690,000 (the “Extension Payment”) into the Company’s trust account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to June 30, 2024.

The Extension Payment was loaned as a draw down pursuant to an unsecured promissory note the Company issued to the Sponsor on May 17, 2022, pursuant to the Company was able borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was amended and increased to $400,000. As of March 31, 2023, both the Company and the Sponsor mutually agreed to extend the maturity date of the original Note. The Note is non-interest bearing and payable on the earlier of (i) the close of the Company’s initial business combination or (ii) September 30, 2024. On March 27, 2024, the maximum amount available under the Note was, again, amended and increased to $1,090,000.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Arie Rabinowitz	52	Director and Chief Executive Officer
Scott Burell	59	Chief Financial Officer
Yosef Eichorn	32	Chief Development Officer
Joseph Hammer	45	Chairman of the Board
Barak Avitbul	49	Director
Olga Castells	50	Director
Patrick Donovan	46	Director

Arie Rabinowitz - Chief Executive Officer and Director

Mr. Rabinowitz is the co-founder of LH Financial Services Corp., a family office service company for a single family. The family’s primary securities investment vehicle is Alpha Capital Anstalt. Mr. Rabinowitz served as Vice President and Chief Investment Officer of LH Financial from inception in 1997 and until 2010. Since 2010 Mr. Rabinowitz has served as Chief Executive Officer of LH Financial. LH Financial evaluates investment opportunities in a wide variety of asset classes including public companies, private companies, development stage companies, technology institutions, startup incubators, and other ventures to determine if they fit within the framework of the family office’s investment criteria. LH Financial, under the guidance of Mr. Rabinowitz, subsequently facilitates investments and exits from investments approved by the family. LH Financial also participates and facilitates charitable endeavors for itself and the family in many charitable causes, including organizations that foster education, family, and health across North America, Israel, and elsewhere. Mr. Rabinowitz advises, on a pro bono basis, a charity organization in the U.S. and Israel. In addition, Mr. Rabinowitz serves on the board of directors for Areivim, Inc., a community committed to the well-being of at-risk children, their parents, and siblings. Mr. Rabinowitz is the founder and CEO of ACR Foundation, a 501(c)3 registered charitable trust focused on both local and international charitable causes. Mr. Rabinowitz is the father-in-law of Mr. Eichorn. Mr. Rabinowitz graduated from Lander College of Arts & Sciences with a BS in Mathematics.

Scott Burell serves as our Chief Financial Officer. Since August 2018, Scott Burell has been the Chief Financial Officer of AIVITA Biomedical, Inc., an Irvine California-based immuno-oncology company focused on the advancement of commercial and clinical-stage programs utilizing curative and regenerative medicines. From November 2006 until its sale to Invitae Corp. (NYSE: NVTA) in November 2017, Mr. Burell was the Chief Financial Officer, Secretary and Treasurer of CombiMatrix Corporation (NASDAQ: CBMX), a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. Mr. Burell successfully led the split-off of CombiMatrix in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as CombiMatrix’s reorganization in 2010. Prior to this, Mr. Burell had served as CombiMatrix’s Vice President of Finance since 2001 and as its Controller from 2001 to 2006. From 1999 until the time that he first joined CombiMatrix in 2001, Mr. Burell was the Controller for Network Commerce, Inc. (NASDAQ: SPNW), a publicly traded technology and information infrastructure company located in Seattle. Prior to this, Mr. Burell spent nine years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. Mr. Burell is also a member of the Board of Directors of Microbot Medical (NASDAQ: MBOT), an Israeli-based medical device company. Mr. Burell obtained his Washington state CPA license in 1992 and is a Certified Public Accountant (currently inactive). Mr. Burell holds BS degrees in Accounting and Business Finance from Central Washington University.

Yosef Eichorn - Chief Development Officer

Mr. Eichorn currently serves as the Vice President of Investments at LH Financial Services Corp., a family office service company for a single family. The family’s primary securities investment vehicle is Alpha Capital Anstalt. Mr. Eichorn has served as Vice President of Investments at LH Financial since January 2020 where he focuses on evaluating new investment opportunities in addition to monitoring the family’s active portfolio companies. From March 2019 to September 2021, Mr. Eichorn served as Compliance Officer at LH Financial. He was responsible for compliance, developing and updating LH Financial’s and its family client’s compliance framework and procedures to ensure that LH and its family client comply with applicable policies and regulations. From July 2018 to December 2019, Mr. Eichorn served as a Research Analyst at LH Financial. Mr. Eichorn is the son-in-law of Mr. Rabinowitz. Yosef Eichorn graduated from Empire State College with a BS in Liberal Arts.

Joseph Hammer - Chairman of The Board of Directors

Since 2010, Mr. Hammer has served as the Chief Investing Officer (“CIO”) at LH Financial Services Corp., a family office service company for a single family. The family’s primary securities investment vehicle is Alpha Capital Anstalt. LH Financial evaluates investment opportunities in a wide variety of asset classes including public companies, private companies, merger candidates, development stage companies, technology institutions, startup incubators, and other ventures to determine if they fit within the framework of the family office’s investment criteria. As the CIO, Mr. Hammer sources potential investments for the family office and provides continued guidance to Alpha for many of the family’s investments and mergers, and in particular, within the Middle East. In addition, Mr. Hammer originates numerous charitable endeavors and relationships for LH Financial and the family, including organizations that foster education, family, and health across North America, Israel, and elsewhere. Mr. Hammer is a Board Member of Gratitude Railroad LLC, a community of investors, operating an alternative investment platform, who are inspired and dedicated to solving environmental and social problems through the profitable deployment of financial, intellectual, and human capital. Mr. Hammer is the founder of The JDH Foundation, a 501(c)3 charitable organization which supports both local and international charitable causes. He is also the Chairman of the Executive Committee of Chai Lifeline, Inc., a health support network for children, families and communities impacted by serious illness or loss. He serves as a Board Member of The Duvdevan Foundation, a support system for soldiers in the elite Duvdevan Unit of the Israeli Defense Forces.

Barak Avitbul is a member of the Board of Directors. Mr. Avitbul is the Chief Executive Officer of NetNut Ltd., and has been a member of senior management of Safe-T Group Ltd. (Nasdaq, TASE: SFET), a global provider of cybersecurity and privacy solutions to consumers and enterprises, since the completion of the acquisition of NetNut in June 2019 by Safe-T Group. NetNut provides business proxy network solutions that enable multiple business use cases, such as online ad verification, retail price and inventory comparisons, network security penetration, load testing of applications, and other data mining and analysis. Mr. Avitbul has founded and led several successful internet and software companies among them DiviNetworks Ltd., where he built global network optimization as a service operation in over fifty countries around the world and was the first Israeli company to raise investment from the World Bank. Before founding DiViNetworks, Mr. Avitbul founded Key2Peer, a provider of anti-piracy and promotional services for the P2P market, leading it to a net profit in less than twelve months. Prior to that, Mr. Avitbul served as a consultant for several premier technology companies in diverse sectors, among them Rosetta Genomics (NASDAQ: ROSG), where he served as the head of algorithm research. Mr. Avitbul also served as Director of Research and Development at iMDsoft, playing an instrumental role in creating and launching successful products in the healthcare clinical information management market. Mr. Avitbul holds an L.L.B in Law and BS in Computer Science, both from Tel Aviv University.

Olga Castells is a member of the Board of Directors. Ms. Castells is a Tax Senior Director at Oracle Corporation, a position she has held since 2010, where she is responsible for audit controversy matters in Canada and Latin America, a region with approximately $3b in annual revenue. Ms. Castells currently manages 100+ audits and tax cases (at various levels of appeal) involving income and non-income based tax in nine countries. Ms. Castells is also involved in the due diligence process for acquisitions with presence in Canada, Latin America and the Caribbean. Prior to joining Oracle, Ms. Castells worked for PricewaterhouseCoopers (PwC) for five years and held a variety of positions where she performed international tax planning for large multi-national clients with operations in Europe, Asia, Latin America and the Caribbean in a variety of industries, including consumer products, retail, manufacturing, franchise services and power generation. Ms. Castells completed a Master of Science in Taxation from University of Miami and graduated from University of Miami cum laude with a BS in Accounting. Ms. Castells is a Certified Public Accountant licensed in Florida.

Patrick Donovan is a member of the Board of Directors. Mr. Donovan is a founding partner of Lokahi Capital, a private equity firm located in Delray, Florida. Mr. Donovan brings an international business background, working in Europe and the United States, while serving a global client base. His career began in commercial real estate finance and evolved with a move to investment banking with Credit Suisse in London in 2005. He also held positions as a Fixed Income Portfolio Manager at UBS in London and a Structured Credit Trader at AVM/III Capital located in Florida, US. Mr. Donovan has been a Board of Trustee member of Gulf Stream School since 2018 and currently chairs the Finance Committee. Mr. Donovan earned a Master of Business Administration from Washington University Olin School of Business and a BS in Finance from University of Missouri.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Barak Avitbul, and Olga Castells, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Patrick Donovan, and Arie Rabinowitz, will expire at the second annual meeting of stockholders. The term of office for the third class of directors consisting of Joseph Hammer, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Barak Avitbul, Olga Castells, and Patrick Donovan are our independent directors.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors..

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Our Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Barak Avitbul, Olga Castells, and Patrick Donovan, each of whom is an independent director under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Mr. Donovan chairs the Audit Committee.

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Experts on Audit Committee

Pursuant to Nasdaq rules, the audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Each member of the audit committee is financially literate and our board of directors has determined that Patrick Donovan, qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Director nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Barak Avitbul, Olga Castells, and Patrick Donovan will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders

Compensation Committee

Our Compensation Committee consists of Barak Avitbul, Olga Castells, and Patrick Donovan each of whom is an independent director under the Nasdaq listing standards. Barak Avitbul is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our executive officers’ compensation, if any is paid by us, evaluating our executive officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our executive officers based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business. You may review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Other than as set forth in the prospectus, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). Our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. We do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 29, 2024, with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon conversion of the rights or exercise of the warrants, as the rights and warrants are not exercisable within 60 days.

	Number of	Percentage
	Shares	of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned	Shares
Trailblazer Sponsor Group, LLC (1)	2,119,500	23.5%
Arie Rabinowitz	*	*
Scott Burell	*	*
Yosef Eichorn	*	*
Joseph Hammer	2,119,500	*
Barak Avitbul	*	*
Olga Castells	*	*
Patrick Donovan	*	*
All officers and directors as a group	*	*
(7 individuals)	*	23.5%
Other 5% Holders
AQR Capital Management, LLC (2)	588,763	6.53%
Wealthspring Capital LLC (3)	667,773	7.4%
Kerry Proper/Antonio Ruiz-Gimenez (4)	601,418	6.67%

*	Less than one percent.

(1)	Trailblazer Sponsor Group, LLC, the Sponsor, is the record holder of the shares reported herein. Joseph Hammer, our Chairman, is a manager of the Sponsor. Consequently, he may be deemed the beneficial owner of the shares held by our sponsor and has voting and dispositive control over such securities. Each of the Company’s officers and directors disclaims beneficial ownership of any shares other than to the extent he or she may have a pecuniary interest therein, directly or indirectly. The business address of each of these entities and individuals is at 510 Madison Avenue, Suite 1401, New York, NY 10022.
(2)	According to a Schedule 13G filed on February 14, 2024, AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC share beneficial ownership of 588,763 shares of Class A common stock. The business address for the reporting persons is One Greenwich Plaza, Greenwich, CT 06830.
(3)	According to a Schedule 13G filed on February 8, 2024, Wealthspring Capital LLC and Matthew Simpson share beneficial ownership of 667,773 shares of Class A common stock. The business address for the reporting persons is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.
(4)	According to a Schedule 13G filed on June 12, 2023, Kerry Proper and Antonio Ruiz-Gimenez share beneficial ownership of 601,418 shares of Class A common stock. The business address for the reporting persons is 17 State Street, Suite 2130, New York, NY 10004..

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On May 17, 2022, the Sponsor purchased 1,940,625 founder shares for an aggregate purchase price of $25,000, or approximately $0.01per share (up to 253,125 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). Subsequently, on September 23, 2022, the Company and the Sponsor entered into an exchange agreement pursuant to which the Sponsor exchanged 1,940,624 shares of Class B common stock for 1,940,624 shares of Class A common stock (the “Share Exchange”). Following the Share Exchange, the founder shares consisted of 1,940,624 shares of Class A common stock and 1 share of Class B common stock. Subsequently, on January 20, 2023, the Sponsor forfeited for no consideration and the Company canceled 215,625 of such founder shares, resulting in 1,724,999 founder shares remaining outstanding of Class A common stock and 1 share of Class B common stock.

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 394,500 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $3,945,000 in a private placement. A portion of the proceeds from the Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account so that the Trust Account holds $10.20 per unit sold. If we do not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Units will expire worthless.

Promissory Notes

On May 17, 2022, we issued an unsecured promissory note to the Sponsor pursuant to which we may borrow up to an aggregate principal amount of $300,000. On January 20, 2023, the maximum amount available under the Note was further increased to $400,000. As of March 31, 2023, both we and the Sponsor have mutually agreed to extend the maturity date of the original Note. The Note is non-interest bearing and payable on the earlier of (i) the close of the Company’s initial business combination or (ii) September 30, 2024. On November 21, 2023, the Note was further amended to permit us to pay certain expenses of the Sponsor which would reduce the principal balance of the Note by the same amount. As of December 31, 2023 and 2022, there was $321,585 and $225,000, respectively, outstanding under the Note.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of December 31, 2023 and 2022, there was no amount outstanding under the Working Capital Loan.

General

Our sponsor, officers and directors, or any of their respective affiliates, are entitled to be reimbursed for certain bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our insiders, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated stockholders from a financial point of view. In no event will our insiders, or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “- Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The engagement of Marcum LLP was approved by the Audit Committee of the Company’s Board of Directors. During the period from November 12, 2021 (inception) through December 31, 2023, Marcum has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to both firms for services rendered.

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Marcum for Audit Fees for the years ended December 31, 2023 and 2022 totaled $228,145 and $146,775, respectively.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum any Audit-Related Fees for the years ended December 31, 2023 and 2022.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning. We did not pay Marcum any Tax Fees for the years ended December 31, 2023 and 2022.

(4)	All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum any Other Fees for the years ended December 31, 2023 and 2022.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 28, 2023, by and among the Company, LifeSci and Ladenburg; (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on April 3, 2023).
2.1	Second Amendment to Promissory Note dated as of March 31, 2023 (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on April 28, 2023).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on April 3, 2023).
3.4	By Laws (incorporated by reference to Exhibit 3.4 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
4.4	Rights Agreement, dated March 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Form 8K filed by the Registrant on April 3, 2023).
4.5*	Description of Securities
10.1	Letter Agreements, dated March 28, 2023, by and between the Company and each of the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.2	Investment Management Trust Agreement, dated March 28, 2023 by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.3	Registration Rights Agreement, dated March 28, 2023, by and among the Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.4	Indemnity Agreements, dated March 28, 2023, by and between the Company and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on April 3, 2023).

10.5	Stock Escrow Agreement, dated March 28, 2023, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.6	Private Placement Units Purchase Agreement, dated March 28, 2023, by and between the Company and Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.7	Promissory Note, dated May 17, 2022, issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.2 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.8	Amendment to Promissory Note, dated January 20, 2023 issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.9	Securities Subscription Agreement, dated May 17, 2022, between the registrant and Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.6 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.10	Exchange Agreement, dated September 23, 2022, between the registrant and Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.10 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.11	Sponsor Shares Forfeiture Agreement, dated January 20, 2023, between the registrant and Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.11 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.12	Advisory Agreement, dated September 23, 2022, between the Trailblazer Sponsor Group, LLC on behalf of the registrant and LifeSci Capital (incorporated by reference to Exhibit 10.12 filed with the Form S-1/A filed by the Registrant on March 13, 2023).
10.13	Amendment No. 1 to the Advisory Agreement, dated March 9, 2023, between the Trailblazer Sponsor Group, LLC on behalf of the registrant and LifeSci Capital (incorporated by reference to Exhibit 10.13 filed with the Form S-1/A filed by the Registrant on March 13, 2023).
10.14*	Amendment to Promissory Note, dated March 27, 2024, issued to Trailblazer Sponsor Group, LLC
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAILBLAZER MERGER CORPORATION I
Dated: March 29, 2024

	By:	/s/ Arie Rabinowitz
	Name:	Arie Rabinowitz
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arie Rabinowitz	Chief Executive Officer and Director	March 29, 2024
Arie Rabinowitz	(Principal Executive Officer)

/s/ Scott Burell	Chief Financial Officer	March 29, 2024
Scott Burell	(Principal Accounting and Financial Officer)

/s/ Yosef Eichorn	Chief Development Officer	March 29, 2024
Yosef Eichorn

/s/ Joseph Hammer	Chairman	March 29, 2024
Joseph Hammer

/s/ Barak Avitbul	Director	March 29, 2024
Barak Avitbul

/s/ Olga Castells	Director	March 29, 2024
Olga Castells

/s/ Patrick Donovan	Director	March 29, 2024
Patrick Donovan

TRAILBLAZER MERGER CORPORATION I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Trailblazer Merger Corporation I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Trailblazer Merger Corporation I (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 30, 2024, or by resolution of its Board of Directors and if requested by the Sponsor, to extend the business combination deadline by an additional three months through September 30, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to June 30, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond June 30, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

New York, NY

March 29, 2024

TRAILBLAZER MERGER CORPORATION I

BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets
Cash	$607,816	$34,393
Prepaid expenses	141,937	2,083
Total current assets	749,753	36,476

Prepaid insurance	25,681	—
Deferred offering costs	—	265,377
Cash and marketable securities in Trust Account	72,994,863	—
TOTAL ASSETS	$73,770,297	$301,853

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$238,834	$1,290
Accrued offering costs	75,000	55,750
Income taxes payable	306,834	—
Promissory note related party	321,585	225,000
Total current liabilities	942,253	282,040
Deferred tax liability	210,152	—
Deferred underwriting fee payable	2,070,000	—
TOTAL LIABILITIES	3,222,405	282,040

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption, 6,900,000 shares at redemption value at $10.47 per share as of December 31, 2023 and none at December 31, 2022	72,224,950	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized: 2,119,499 and 1,724,999 issued and outstanding (excluding 6,900,000 and 0 shares subject to possible redemption) at December 31, 2023 and 2022, respectively(1)(2)	212	172
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1 share issued and outstanding at December 31, 2023 and 2022	—	—
Additional paid-in capital	—	24,828
Accumulated deficit	(1,677,270)	(5,187)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,677,058)	19,813
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$73,770,297	$301,853

(1)	At December 31, 2022, included up to 225,000 shares of Class A common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter; subsequently exercised in full.

(2)

On January 20, 2023, the Sponsor forfeited 215,625 Class A founder shares for no consideration (see Note 5). All shares were retrospectively presented. As a result, the founder shares consisted of 1,724,999 shares of Class A common stock and 1 share of Class B common stock as of December 31, 2022. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 394,500 private placement units to the Sponsor, resulting in the total outstanding Class A common stock of 2,119,499 as of December 31, 2023 (see Note 1).

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER MERGER CORPORATION I

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Operating and formation costs	$543,536	$4,020
Loss from operations	(543,536)	(4,020)

Other income (expense):
Stock-based compensation expense	(207,087)	—
Interest earned on marketable securities held in Trust Account	2,606,031	—
Unrealized gain on marketable securities held in Trust Account	8,832	—
Other income, net	2,407,776	—

Income (loss) before provision for income taxes	1,864,240	(4,020)
Provision for income taxes	(516,986)	—
Net income (loss)	$1,347,254	$(4,020)

Basic weighted average shares outstanding, Class A common stock (2)	7,165,376	406,849

Basic net income (loss) per share, Class A common stock	$0.19	$(0.00)

Diluted weighted average shares outstanding, Class A common stock (2)	7,220,855	406,849

Diluted net income (loss) per share, Class A common stock	$0.19	$(0.00)

Basic and diluted weighted average shares outstanding, Class B common stock (1)	1	530,137

Basic and diluted net income (loss) per share, Class B common stock	$—	$(0.00)

(1)	For the year ended December 31, 2022, excluded up to 225,000 shares of Class A common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter; subsequently exercised in full.

(2)

On January 20, 2023, the Sponsor forfeited 215,625 Class A founder shares for no consideration (see Note 5). All shares were retrospectively presented. As a result, the founder shares consisted of 1,724,999 shares of Class A common stock and 1 share of Class B common stock as of December 31, 2022. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 394,500 private placement units to the Sponsor, resulting in the total outstanding Class A common stock of 2,119,499 as of December 31, 2023 (see Note 1).

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER MERGER CORPORATION I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances — December 31, 2021	—	$—	—	$—	$—	$(1,167)	$(1,167)

Issuance of common stock to Sponsor	1,724,999	172	1	—	24,828	—	25,000

Net loss	—	—	—	—	—	(4,020)	(4,020)

Balances — December 31, 2022	1,724,999	172	1	—	24,828	(5,187)	19,813

Sale of 394,500 private placement units	394,500	40	—	—	3,944,960	—	3,945,000

Stock-based compensation expense to certain officers/directors	—	—	—	—	207,087	—	207,087

Fair value of rights included in public units	—	—	—	—	745,200	—	745,200

Allocated value of transaction costs to Class A shares	—	—	—	—	(89,233)	—	(89,233)

Remeasurement of carrying value to redemption value	—	—	—	—	(4,832,842)	(3,019,337)	(7,852,179)

Net income	—	—	—	—	—	1,347,254	1,347,254

Balances — December 31, 2023	2,119,499	$212	1	$—	$—	$(1,677,270)	$(1,677,058)

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER MERGER CORPORATION I

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,347,254	$(4,020)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation expense	207,087	—
Interest earned on marketable securities held in Trust Account	(2,606,031)	—
Unrealized gain on marketable securities held in Trust Account	(8,832)	—
Deferred tax provision from income taxes	210,152	—
Changes in operating assets and liabilities:
Prepaid expenses	(139,854)	22,917
Prepaid insurance	(25,681)	—
Accounts payable and accrued expenses	237,544	123
Income taxes payable	306,834	—
Net cash (used in) provided by operating activities	(471,527)	19,020

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(70,380,000)	—
Net cash used in investing activities	(70,380,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	67,965,000	—
Proceeds from sale of private placement units	3,945,000	—
Advances from related party	—	100,000
Proceeds from promissory note – related party	100,085	100,000
Repayment of promissory note – related party	(3,500)	—
Payment of offering costs	(581,635)	(209,627)
Net cash provided by (used in) financing activities	71,424,950	(9,627)

Net Change in Cash	573,423	9,393
Cash – Beginning of period	34,393	25,000
Cash – End of period	$607,816	$34,393

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$55,750
Issuance of founder shares through reclassification of advance from related party	$—	$25,000
Accretion of Class A common stock to redemption value	$7,852,179	$—
Deferred underwriting fee payable	$2,070,000	$—

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER MERGER CORPORATION I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. While the Company may pursue an initial business combination target in any business or industry, the Company intends to focus the search for a target business on companies operating in the technology industry.

As of December 31, 2023, the Company had not yet commenced any operations. All activity for the period November 12, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

TRAILBLAZER MERGER CORPORATION I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company will have until 12 months from the closing of the Initial Public Offering, or until March 31, 2024, to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of its Board of Directors and if requested by the Sponsor, extend the period of time the Company has to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months), provided that, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company in connection with the Initial Public Offering, in order for the time available for the Company to consummate a Business Combination to be extended, the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $690,000 in full, (or $0.10 per share) for each extension, on or prior to the date of the applicable deadline. If the Company is unable to complete a Business Combination within 12 months (or 18 month period if extended) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On February 29, 2024, the board of directors approved the exercise by the Company of the automatic extension of the time the Company has to complete a business combination by an additional three months to June 30, 2024 (see Note 10).

On March 28, 2024, the Sponsor deposited $ 690,000 into the Company’s trust account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to June 30, 2024 (see Note 10).

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

TRAILBLAZER MERGER CORPORATION I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units. As of December 31, 2023 and 2022, there was no amount outstanding under the Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until June 30, 2024 (as extended, or September 30, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by June 30, 2024 (or September 30, 2024, if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and an extension not be approved by the stockholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 30, 2024 (or September 30, 2024, if extended by the full amount of time). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

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

TRAILBLAZER MERGER CORPORATION I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $607,816 and $34,393 in cash and no cash equivalents as of December 31, 2023 and 2022, respectively.

Cash and Marketable Securities in Trust Account

At December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through December 31, 2023, the Company did not withdraw any interest earned on the Trust Account. As of December 31, 2022 there were no funds deposited in the Trust Account.

TRAILBLAZER MERGER CORPORATION I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees, cash underwriting discount, and deferred underwriting fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Public Rights (as defined in Note 3) were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs paid as of December 31, 2023 and 2022 were $581,635 and $209,627, respectively.

Class A Redeemable Stock Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

At December 31, 2023, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(745,200)
Class A common stock issuance costs	(3,882,029)
Plus:
Remeasurement of carrying value to redemption value	7,852,179
Class A Common Stock subject to possible redemption, December 31, 2023	$72,224,950

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

TRAILBLAZER MERGER CORPORATION I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	For the Year December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss)	$1,347,254	$—	$(1,746)	$(2,274)
Denominator:
Basic weighted average common shares outstanding	7,165,376	1	406,849	530,137
Basic net income (loss) per common share	$0.19	$—	$(0.00)	$(0.00)

	For the Year December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$1,347,254	$—	$(1,746)	$(2,274)
Denominator:
Diluted weighted average common shares outstanding	7,220,855	1	406,849	530,137
Diluted net income (loss) per common share	$0.19	$—	$(0.00)	$(0.00)

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

TRAILBLAZER MERGER CORPORATION I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

TRAILBLAZER MERGER CORPORATION I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 17, 2022, the Sponsor purchased 1,940,625 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On September 23, 2022, the Company and the Sponsor entered into a share exchange agreement pursuant to which the Sponsor exchanged 1,940,624 Founder Shares for 1,940,624 shares of Class A common stock. As a result of the share exchange, the Founder Shares consisted of 1,940,624 shares of Class A common stock and 1 share of Class B common stock. On January 20, 2023, the Sponsor forfeited for no consideration and the Company canceled 215,625 of such Founder Shares, resulting in 1,724,999 Founder Shares remaining outstanding of Class A common stock and 1 share of Class B common stock. The 1 share of Class B common stock will automatically be canceled at the time of the initial Business Combination. The holder of the 1 share of Class B common stock will have the right to elect all of the directors prior to the initial Business Combination and the holders of the shares of Class A common stock will not be entitled to vote on the election of directors during such time.

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

On November 10, 2023, the Company reimbursed its officers an aggregate amount of $3,545 for the out-of-pocket expenses paid by officers in connection with meeting a prospective target.

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

Promissory Note — Related Party

On May 17, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”) as amended on January 20, 2023 and as further amended as of March 31, 2023, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000 (as amended). The Promissory Note is non-interest bearing and is payable on the earlier of (i) the close of the Company’s initial business combination or (ii) September 30, 2024. On November 21, 2023, the Promissory Note was further amended to permit the Company to pay certain expenses of the Sponsor which would reduce the principal balance of the Promissory Note by the same amount. As of December 31, 2023 and 2022, there was $321,585 and $225,000, respectively, outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units (see Note 4). As of December 31, 2023 and 2022, there was no amount outstanding under the Working Capital Loan.

TRAILBLAZER MERGER CORPORATION I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Advisory Agreement

Pursuant to the advisory agreement entered into in September 2022 with LifeSci Capital LLC (“LifeSci”), further amended in March 2023, upon the consummation of the initial business combination, the Company agreed to pay LifeSci equal to one and one half (1.5%) percent of the total consideration paid in connection with the initial business combination in the form of equity interests in the entity that survives any such business combination in exchange for the provision by the underwriters of certain services relating to the initial business combination.

For the purposes of this section, “total consideration” means the total market value of, without duplication, all cash, securities, or other property paid or transferred at the closing of such transaction by the target’s stockholders or to be paid or transferred in the future to the target’s stockholders with respect to such transaction (other than payments of interest or dividends and any contingent or earnout consideration based upon future performance of the combined companies, however characterized), including, without limitation, to the extent applicable, any net value paid in respect of (i) the assets of the target and (ii) the capital stock of the target (and the spread value of any “in the money” securities convertible into options, warrants or other rights to acquire such capital stock), after giving effect to the assumption, retirement or defeasance, directly or indirectly (by operation of law or otherwise), of any long-term liabilities of the target or repayment of indebtedness, including, without limitation, indebtedness secured by the assets of the target, capital leases or preferred stock obligations; provided, that for the avoidance of doubt, any funds in the trust account (as may be applicable in the case of a Transaction) or financing proceeds raised in connection with the closing of the transaction (including by way of an offering, the compensation to underwriters for which is provided for below), in either case, that are not paid to the target’s stockholders as consideration in the transaction will not be included as part of the Total Consideration.

For purposes of this section, the market value of any publicly traded common stock, whether already outstanding or newly-issued, will be equal to the greater of: (i) the value of such common stock issued to the target upon the closing of a transaction at a price equal to $10.00 per share; and (ii) the dollar volume-weighted average price (VWAP) for such security on the principal securities exchange or securities market on which such security is then traded during the period beginning at 9:30:01 a.m., New York time, and ending at 4:00:00 p.m., New York time, as reported by Bloomberg through its “HP” function (set to weighted average) for the first five (5) trading days following the consummation of the transaction.

Additionally, the Company agreed to reimburse the underwriters for all out-of-pocket documented costs and expenses (including fees and expenses of counsel) incurred by the underwriters in connection with provision of such services, up to $50,000 in the aggregate, and, upon the consummation of the initial business combination, to reimburse the underwriters for any such expenses incurred in excess of $50,000.

TRAILBLAZER MERGER CORPORATION I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 7.  STOCKHOLDER’S (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2023 and 2022, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 2,119,499 and 1,724,999 shares of Class A common stock issued and outstanding, excluding 6,900,000 and 0 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 5,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there was 1 share of Class B common stock issued and outstanding.

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

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax liability
Startup Costs	$82,679	$672
Unrealized gain - Trust	(210,152)	—
Total deferred tax (liability) asset	(127,473)	672
Valuation allowance	(82,679)	(672)
Deferred tax liability, net of allowance	$(210,152)	$—

The income tax provisions for the years ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$306,834	$—
Deferred	128,145	(672)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	82,007	672
Income tax provision	$516,986	$—

TRAILBLAZER MERGER CORPORATION I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

As of December 31, 2023 and 2022, the Company had no U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2023 and 2022, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance were $82,007 and $672, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Fair value of compensation expense	2.3%	0.0%
Change in valuation allowance	4.4%	(16.7)%
Income tax provision	27.7%	4.3%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to stock-based compensation expense and the valuation allowance on the deferred tax assets related to organization expenses.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

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

TRAILBLAZER MERGER CORPORATION I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

At December 31, 2023, assets held in the Trust Account were comprised of $152 in cash and $72,994,711 in U.S. Treasury securities. During the year ended December 31, 2023, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description

	Level	December 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$72,994,711	$—

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

The rights were valued based on market comparables. The following criteria was utilized to select comparable Special Purpose Acquisition Companies who were pre-business combination and included rights as part of their units that were publicly trading with significant time remaining to complete their initial business combination:

Criteria	Low	High
IPO Proceeds (in millions of dollars)	50	240
Warrant Coverage	—	1.0
Rights Coverage (per unit)	0.05	0.20
Remaining Months to Complete	—	13

The appraiser utilized the median market price of 0.108 as the fair value of the Rights included in the IPO offering.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 29, 2024, the board of directors approved the exercise by the Company of the automatic extension of the time the Company has to complete a business combination by an additional three months. Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company in connection with the Initial Public Offering, in order for the time available for the Company to consummate a Business Combination to be extended, the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $690,000 in full, (or $0.10 per share) for each extension, on or prior to the date of the applicable deadline.

Extension

Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, if the Company anticipates that it may not be able to consummate its initial business combination within 12 months from the closing of the initial public offering, it may, by resolution of its board of directors and if requested by its Sponsor, extend the period of time it will have to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 18 months from the closing of the initial public offering). The Company must deposit $690,000 into the trust account for each extension.

On March 28, 2024, the Sponsor deposited $ 690,000 (the “Extension Payment”) into the Company’s trust account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to June 30, 2024.

The Extension Payment was loaned as a draw down pursuant to an unsecured promissory note the Company issued to the Sponsor on May 17, 2022, pursuant to the Company was able borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was amended and increased to $400,000. As of March 31, 2023, both the Company and the Sponsor mutually agreed to extend the maturity date of the original Note. The Note is non-interest bearing and payable on the earlier of (i) the close of the Company’s initial business combination or (ii) September 30, 2024. On March 27, 2024, the maximum amount available under the Note was, again, amended and increased to $1,090,000.