Form 10-Q
period 2024-03-31
Trailblazer Merger Corp I
filed 2024-05-15
CIK 1934945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 14, 2024, there were 9,019,499 shares of Class A common stock, $0.0001 par value and 1 share of Class B common stock, $0.0001 par value, issued and outstanding.

TRAILBLAZER MERGER CORPORATION I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

TRAILBLAZER MERGER CORPORATION I

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$578,637	$607,816
Prepaid expenses	109,636	141,937
Total current assets	688,273	749,753

Prepaid insurance	—	25,681
Cash and marketable securities in Trust Account	74,481,555	72,994,863
TOTAL ASSETS	$75,169,828	$73,770,297

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$387,077	$238,834
Accrued offering costs	75,000	75,000
Income taxes payable	637,557	306,834
Deferred tax liability	68,349	—
Promissory note related party	1,011,585	321,585
Total current liabilities	2,179,568	942,253
Deferred tax liability	—	210,152
Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	4,249,568	3,222,405

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption, 6,900,000 shares at redemption value at $10.67 per share as of March 31, 2024 and $10.47 at December 31, 2023	73,625,649	72,224,950

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized: 2,119,499 issued and outstanding (excluding 6,900,000 shares subject to possible redemption) at March 31, 2024 and December 31, 2023	212	212
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1 share issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(2,705,601)	(1,677,270)
TOTAL STOCKHOLDERS’ DEFICIT	(2,705,389)	(1,677,058)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$75,169,828	$73,770,297

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Operating and formation costs	$388,331	$53,004
Loss from operations	(388,331)	(53,004)

Other income (expense):
Stock-based compensation expense	—	(207,087)
Interest earned on marketable securities held in Trust Account	953,592	—
Unrealized loss on marketable securities held in Trust Account	(3,973)	—
Other income (expense)	949,619	(207,087)

Income (loss) before provision for income taxes	561,288	(260,091)
(Provision for) benefit from income taxes	(188,920)	10,500
Net income (loss)	$372,368	$(249,591)

Basic and diluted weighted average shares outstanding, Class A common stock	9,019,499	1,724,999

Basic and diluted net income (loss) per share, Class A common stock	$0.04	$(0.14)

Basic and diluted weighted average shares outstanding, Class B common stock	1	1

Basic and diluted net income (loss) per share, Class B common stock	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances — December 31, 2023	2,119,499	$212	1	$—	$—	$(1,677,270)	$(1,677,058)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(1,400,699)	(1,400,699)

Net income	—	—	—	—	—	372,368	372,368

Balances – March 31, 2024	2,119,499	$212	1	$—	$—	$(2,705,601)	$(2,705,389)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances — December 31, 2022	1,724,999	$172	1	$—	$24,828	$(5,187)	$19,813

Sale of 394,500 private placement units	394,500	40	—	—	3,944,960	—	3,945,000

Stock-based compensation expense to certain officers/directors	—	—	—	—	207,087	—	207,087

Fair value of rights included in public units	—	—	—	—	745,200	—	745,200

Allocated value of transaction costs to Class A shares	—	—	—	—	(89,233)	—	(89,233)

Remeasurement of carrying value to redemption value	—	—	—	—	(4,832,842)	(1,174,387)	(6,007,229)

Net loss	—	—	—	—	—	(249,591)	(249,591)

Balances – March 31, 2023	2,119,499	$212	1	$—	$—	$(1,429,165)	$(1,428,953)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$372,368	$(249,591)
Adjustments to reconcile net income (loss) to net cash used in by operating activities:
Stock-based compensation expense	—	207,087
Interest earned on marketable securities held in Trust Account	(953,592)	—
Unrealized gain on marketable securities held in Trust Account	3,973	—
Deferred benefit from income taxes	(141,803)	(10,500)
Changes in operating assets and liabilities:
Prepaid expenses	32,301	(33,629)
Prepaid insurance	25,681	—
Accounts payable and accrued expenses	148,243	51,194
Income taxes payable	330,723	—
Net cash used in operating activities	(182,106)	(35,439)

Cash Flows from Investing Activities:

Cash withdrawn from Trust Account to pay franchise taxes	152,927	—
Investment of cash into Trust Account	—	(70,380,000)
Extension deposit into Trust Account	(690,000)	—
Net cash used in investing activities	(537,073)	(70,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	67,965,000
Proceeds from sale of private placement units	—	3,945,000
Proceeds from promissory note – related party	690,000	100,085
Payment of offering costs	—	(578,135)
Net cash provided by financing activities	690,000	71,431,950

Net Change in Cash	(29,179)	1,016,511
Cash – Beginning of period	607,816	34,393
Cash – End of period	$578,637	$1,050,904

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$78,500
Remeasurement of carrying value to redemption value	$1,400,699	$6,007,229
Deferred underwriting fee payable	$—	$2,070,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER MERGER CORPORATION I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Trailblazer Merger Corporation I (the “Company”, “we”) is a blank check company incorporated in Delaware on November 12, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

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

As of March 31, 2024, the Company had not yet commenced any operations. All activity for the period November 12, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 15 months from the closing of the Initial Public Offering (or up to 18 months, if we extend the time to complete a business combination as described in this prospectus) and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 15 months from the closing of the Initial Public Offering, or until June 30, 2024, as extended on March 28, 2024, to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 15 months, the Company may, by resolution of its board of directors and if requested by the Sponsor, extend the period of time the Company has to consummate a Business Combination one time, by an additional three months (for a total of up to 18 months), provided that, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company in connection with the Initial Public Offering, in order for the time available for the Company to consummate a Business Combination to be extended, the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $690,000 in full, (or $0.10 per share) for each extension, on or prior to the date of the applicable deadline. If the Company is unable to complete a Business Combination within 15 months (or 18 month period if extended) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On March 28, 2024, the Sponsor deposited $690,000 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to June 30, 2024.

The Extension Payment was loaned as a draw down pursuant to an unsecured promissory note the Company issued to the Sponsor (see Note 5).

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units. As of March 31, 2024 and December 31, 2023, there was no amount outstanding under the Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until June 30, 2024 (as extended, or September 30, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by June 30, 2024 (or September 30, 2024, if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and an extension not be approved by the board of directors of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 30, 2024 (or September 30, 2024, if extended by the full amount of time). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2023 Annual Report on Form 10-K as filed with the SEC on March 29, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 28, 2023. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $578,637 and $607,816 in cash and no cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Cash and Marketable Securities in Trust Account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through March 31, 2024, the Company withdrew $152,927 of interest earned on the Trust Account to pay for the Company’s 2023 franchise taxes payable of $152,927. On February 29, 2024, the Company paid the 2023 franchise taxes payable in full and no restricted amount remains in cash as of March 31, 2024.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees, cash underwriting discount, and deferred underwriting fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Public Rights (as defined in Note 3) were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs paid during the period ended March 31, 2024 and March 31, 2023 were $0 and $578,135, respectively.

Class A Redeemable Stock Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2024 and December 31, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

At March 31, 2024 and December 31, 2023, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(745,200)
Class A common stock issuance costs	(3,882,029)
Plus:
Remeasurement of carrying value to redemption value	7,852,179
Class A Common Stock subject to possible redemption, December 31, 2023	$72,224,950
Plus:
Remeasurement of carrying value to redemption value	1,400,699
Class A Common Stock subject to possible redemption, March 31, 2024	$73,625,649

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024, the Company reported a net deferred tax liability of $68,348, the deferred tax asset of $140,875 was fully offset by a valuation allowance. As of December 31, 2023, the Company reported a net deferred tax liability of $210,151, the deferred tax asset of $82,679 was fully offset by a valuation allowance. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to stock-based compensation expense, merger and acquisition related costs, and the valuation allowance on the deferred tax assets related to organization expenses.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

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

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$372,368	$—	$(249,591)	$—
Denominator:
Basic weighted average common shares outstanding	9,019,499	1	1,724,999	1
Basic and diluted net income (loss) per common share	$0.04	$—	$(0.14)	$—

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

Promissory Note — Related Party

On May 17, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”) as amended on January 20, 2023 and as further amended as of March 31, 2023, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000 (as amended). The Promissory Note is non-interest bearing and is payable on the earlier of (i) the close of the Company’s initial business combination or (ii) September 30, 2024. On November 21, 2023, the Promissory Note was further amended to permit the Company to pay certain expenses of the Sponsor which would reduce the principal balance of the Promissory Note by the same amount. On March 27, 2024, the maximum amount available under the Note was again amended and increased to $1,090,000. As of March 31, 2024 and December 31, 2023, there was $1,011,585 and $321,585, respectively, outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units (see Note 4). As of March 31, 2024 and December 31, 2023, there was no amount outstanding under the Working Capital Loan.

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

NOTE 7.  STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 2,119,499 shares of Class A common stock issued and outstanding, excluding 6,900,000 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 5,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there was 1 share of Class B common stock issued and outstanding.

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

At March 31, 2024, assets held in the Trust Account were comprised of $691,158 in cash (including the $690,000 Extension Payment in transit as of March 31, 2024) and $73,790,396 in U.S. Treasury securities. During the period ended March 31, 2024, the Company has withdrawn $152,927 interest income from the Trust Account to pay for the Company’s 2023 franchise taxes payable of $152,927. On February 29, 2024, the Company paid the 2023 franchise taxes payable in full and no restricted amount remains in cash as of March 31, 2024.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description

	Level	March 31, 2024	December 31, 2023
Assets:
Marketable securities held in Trust Account	1	$73,790,396	$72,994,711

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period November 12, 2021 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net income of $372,368, which consists of interest earned on marketable securities held in Trust Account of $953,592, offset by the operating costs of $388,331, unrealized loss on marketable securities held in Trust Account of $3,973 and provision for income taxes of $188,920.

For the three months ended March 31, 2023, we had a net loss of $249,591, which consists of operating costs of $53,004 and compensation expense of $207,087, offset by the benefit from income taxes of $10,500.

Liquidity and Capital Resources

As of March 31, 2024, we had $578,637 in our operating bank account available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

As of March 31, 2023, a total of $70,380,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations (if any) and $100,000 of interest for our dissolution expenses, the proceeds from this offering and the sale of the Private Units will not be released from the trust account (1) to us, until the completion of the initial business combination, or (2) to our public stockholders, until the earliest of (a) the completion of our initial business combination, and then only in connection with those Class A common stock that stockholders properly elect to redeem, subject to the limitations, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within fifteen (15) months from the closing of this offering (or up to 18 months, if we extend the time to complete an initial business combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (c) the redemption of our public shares if we are unable to complete our initial business combination within fifteen (15) months from the closing of this offering (or up to 18 months, if we extend the time to complete an initial business combination), subject to applicable law. Public stockholders who redeem their Class A common stock in connection with a stockholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within fifteen (15) months from the closing of this offering (or up to 18 months, if we extend the time to complete an initial business combination), subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

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

Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, if the Company anticipates that it may not be able to consummate its initial business combination within 15 months from the closing of the initial public offering, it may, by resolution of its board of directors and if requested by its Sponsor, extend the period of time it will have to consummate an initial business combination one time, by an additional three months (for a total of up to 18 months from the closing of the initial public offering). The Company must deposit $690,000 into the trust account for each extension.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans (as defined below) may be convertible into Units of the post-business combination entity at a price of $10.00 per unit. The Units would be identical to the Private Units. As of March 31, 2024 and December 31, 2023, there was no amount outstanding under the Working Capital Loan.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

Contractual Obligations

Promissory Notes - Related Party

On May 17, 2022, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was further increased to $400,000. As of March 31, 2023, both we and the Sponsor mutually agreed to extend the maturity date of the original Note. The Note is non-interest bearing and payable on the earlier of (i) the close of our initial business combination or (ii) September 30, 2024. On November 21, 2023, the Note was further amended to permit us to pay certain expenses of the Sponsor which would reduce the principal balance of the Note by the same amount. On March 27, 2024, the maximum amount available under the Note was again amended and increased to $1,090,000. As of March 31, 2024 and December 31, 2023, there was $1,011,585 and $321,585, respectively, outstanding under the Note.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

TRAILBLAZER MERGER CORPORATION I

Date: May 15, 2024	By:	/s/ Arie Rabinowitz
	Name:	Arie Rabinowitz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Scott Burell
	Name:	Scott Burell
	Title:	Chief Financial Officer