Form 10-Q
period 2024-06-30
Trailblazer Merger Corp I
filed 2024-08-14
CIK 1934945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 11, 2024, there were 9,019,499 shares of Class A common stock, $0.0001 par value and 1 Class B common stock, $0.0001 par value, issued and outstanding.

TRAILBLAZER MERGER CORPORATION I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$326,280	$607,816
Cash – restricted	62,068	—
Prepaid expenses	130,176	141,937
Total current assets	518,524	749,753

Prepaid insurance	—	25,681
Cash and marketable securities in Trust Account	76,096,169	72,994,863
Total Assets	$76,614,693	$73,770,297

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$802,728	$238,834
Accrued offering costs	—	75,000
Income taxes payable	894,613	306,834
Promissory note related party	1,701,585	321,585
Total current liabilities	3,398,926	942,253
Deferred tax liability	7,996	210,152
Deferred underwriting fee payable	2,070,000	2,070,000
Total Liabilities	5,476,922	3,222,405

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 6,900,000 shares at redemption value at $10.88 per share as of June 30, 2024 and $10.47 at December 31, 2023	75,063,624	72,224,950

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized: 2,119,499 issued and outstanding (excluding 6,900,000 shares subject to possible redemption) at June 30, 2024 and December 31, 2023	212	212
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1 share issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(3,926,065)	(1,677,270)
Total Stockholders’ Deficit	(3,925,853)	(1,677,058)
Total Liabilities and Stockholders’ Deficit	$76,614,693	$73,770,297

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating and formation costs	$572,468	$185,587	$960,799	$238,591
Loss from operations	(572,468)	(185,587)	(960,799)	(238,591)

Other income (expense):
Stock-based compensation expense	—	—	—	(207,087)
Interest earned on marketable securities held in Trust Account	977,178	798,002	1,930,770	798,002
Unrealized loss on marketable securities held in Trust Account	9,504	(81,626)	5,531	(81,626)
Other income, net	986,682	716,376	1,936,301	509,289

Income before provision for income taxes	414,214	530,789	975,502	270,698
Provision for income taxes	(196,703)	(139,917)	(385,623)	(129,417)
Net income	$217,511	$390,872	$589,879	$141,281

Basic and diluted weighted average shares outstanding, Class A common stock	9,019,499	9,019,499	9,019,499	5,392,400

Basic and diluted net income per share, Class A common stock	$0.02	$0.04	$0.07	$0.03

Basic and diluted weighted average shares outstanding, Class B common stock	1	1	1	1

Basic and diluted net income per share, Class B common stock	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances — December 31, 2023	2,119,499	$212	1	$—	$—	$(1,677,270)	$(1,677,058)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(1,400,699)	(1,400,699)

Net income	—	—	—	—	—	372,368	372,368

Balances – March 31, 2024	2,119,499	212	1	—	—	(2,705,601)	(2,705,389)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(1,437,975)	(1,437,975)

Net income	—	—	—	—	—	217,511	217,511

Balances – June 30, 2024	2,119,499	$212	1	$—	$—	$(3,926,065)	$(3,925,853)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2023	1,724,999	$172	1	$—	$24,828	$(5,187)	$19,813

Sale of 394,500 private placement units	394,500	40	—	—	3,944,960	—	3,945,000

Stock-based compensation expense to certain officers/directors	—	—	—	—	207,087	—	207,087

Fair value of rights included in public units	—	—	—	—	745,200	—	745,200

Allocated value of transaction costs to Class A shares	—	—	—	—	(89,233)	—	(89,233)

Remeasurement of carrying value to redemption value	—	—	—	—	(4,832,842)	(1,174,387)	(6,007,229)

Net loss	—	—	—	—	—	(249,591)	(249,591)

Balance – March 31, 2023	2,119,499	212	1	—	—	(1,429,165)	(1,428,953)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(386,959)	(386,959)

Net income	—	—	—	—	—	390,872	390,872
Balance – June 30, 2023	2,119,499	$212	1	$—	$—	$(1,425,252)	$(1,425,040)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$589,879	$141,281
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense to certain officers and directors	—	207,087
Interest earned on marketable securities held in Trust Account	(1,930,770)	(798,002)
Unrealized loss on marketable securities held in Trust Account	(5,531)	81,626
Benefit from income taxes	—	(17,142)
Deferred benefit from income taxes	(202,156)	—
Changes in operating assets and liabilities:
Prepaid expenses	11,761	(168,663)
Prepaid insurance	25,681	(79,431)
Accrued expenses	563,894	135,347
Income taxes payable	587,779	146,559
Net cash used in operating activities	(359,463)	(351,338)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	214,995	—
Investment of cash into Trust Account	—	(70,380,000)
Extension deposit into Trust Account	(1,380,000)	—
Net cash used in investing activities	(1,165,005)	(70,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	67,965,000
Proceeds from sale of private placement units	—	3,945,000
Proceeds from promissory note - related party	1,380,000	100,085
Payment of offering costs	(75,000)	(581,635)
Net cash provided by financing activities	1,305,000	71,428,450

Net Change in Cash and Restricted Cash	(219,468)	697,112
Cash and Restricted Cash – Beginning of period	607,816	34,393
Cash and Restricted Cash – End of period	$388,348	$731,505

Cash and Restricted Cash, end of period
Cash	$326,280	$731,505
Cash – restricted	62,068	—
Cash and Restricted Cash, end of period	$388,348	$731,505

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Remeasurement of carrying value to redemption value	$2,838,674	$6,394,188
Deferred underwriting fee payable	$—	$2,070,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2024, the Company has one subsidiary, Trailblazer Merger Sub Ltd, an Israeli company and a direct, wholly owned subsidiary of the Company incorporated on June 25, 2024. As of June 30, 2024, the subsidiary had no activity.

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

As of June 30, 2024, the Company had not yet commenced any operations. All activity for the period November 12, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 18 months from the closing of the Initial Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 18 months from the closing of the Initial Public Offering, or until September 30, 2024, as extended on June 27, 2024, to complete a Business Combination. If the Company is unable to complete a Business Combination within 18 months (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On March 28, 2024, the Sponsor deposited $690,000 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to June 30, 2024.

On June 27, 2024, the Sponsor deposited $690,000 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from June 30, 2024 to September 30, 2024.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units. As of June 30, 2024 and December 31, 2023, there were no amount outstanding under the Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until September 30, 2024, as extended, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by September 30, 2024, there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 30, 2024. The Company intends to complete a Business Combination with Cyabra (see Note 6) before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2023 Annual Report on Form 10-K as filed with the SEC on March 29, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. As of June 30, 2024, the subsidiary had no activity.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $326,280 and $607,816 in unrestricted cash and no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of June 30, 2024 and December 31, 2023, the balance was $62,068 and $0, respectively. Cash – restricted at June 30, 2024 represents cash that was withdrawn from the Trust Account to pay franchise taxes but is yet to be utilized at the end of the period.

Cash and Marketable Securities in Trust Account

At June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through June 30, 2024, the Company withdrew $214,995 of interest earned on the Trust Account to pay for the Company franchise taxes payable. As of June 30, 2024, $62,068 of the amount withdrawn from Trust remains to be utilized.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees, cash underwriting discount, and deferred underwriting fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Public Rights (as defined in Note 3) were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs paid during the period ended June 30, 2024 and June 30, 2023 were $75,000 and $581,635, respectively.

Class A Redeemable Stock Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2024 and December 31, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

At June 30, 2024 and December 31, 2023, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(745,200)
Class A common stock issuance costs	(3,882,029)
Plus:
Remeasurement of carrying value to redemption value	7,852,179
Class A Common Stock subject to possible redemption, December 31, 2023	$72,224,950
Plus:
Remeasurement of carrying value to redemption value	2,838,674
Class A Common Stock subject to possible redemption, June 30, 2024	$75,063,624

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024, the Company reported a net deferred tax liability of $7,996, the deferred tax asset of $169,030 was fully offset by a valuation allowance. As of December 31, 2023, the Company reported a net deferred tax liability of $210,151, the deferred tax asset of $82,679 was fully offset by a valuation allowance. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, due to stock-based compensation expense, merger and acquisition related costs, and the valuation allowance on the deferred tax assets related to organization expenses.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Subsequent remeasurement of the redeemable Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value. Net income per share of common stock is computed by dividing the pro rata net income between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the rights issued in connection with the IPO, as well as rights issuable upon the exercise of the conversion option on outstanding working capital loans, since the exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. The rights are exercisable for 729,450 shares of Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$217,511	$—	$390,872	$—	$589,879	$—	$141,281	$—
Denominator:
Basic and diluted weighted average common shares outstanding	9,019,499	1	9,019,499	1	9,019,499	1	5,392,400	1
Basic and diluted net income per common share	$0.02	$—	$0.04	$—	$0.07	$—	$0.03	$—

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

Promissory Note — Related Party

On May 17, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”) as amended on January 20, 2023 and as further amended as of March 31, 2023, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000 (as amended). The Promissory Note is non-interest bearing and is payable on the earlier of (i) the close of the Company’s initial business combination or (ii) September 30, 2024. On November 21, 2023, the Promissory Note was further amended to permit the Company to pay certain expenses of the Sponsor which would reduce the principal balance of the Promissory Note by the same amount. On March 27, 2024, the maximum amount available under the Note was further amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. As of June 30, 2024 and December 31, 2023, there was $1,701,585 and $321,585, respectively, outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units (see Note 4). As of June 30, 2024 and December 31, 2023, there was no amount outstanding under the Working Capital Loan.

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

NOTE 7.  STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 2,119,499 shares of Class A common stock issued and outstanding, excluding 6,900,000 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 5,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there was 1 share of Class B common stock issued and outstanding.

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

At June 30, 2024, assets held in the Trust Account were comprised of $3,662 in cash and $76,092,507 in U.S. Treasury securities. During the period ended June 30, 2024, the Company has withdrawn $214,995 interest income from the Trust Account to pay for the Company franchise taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description

	Level	June 30, 2024	December 31, 2023
Assets:
Marketable securities held in Trust Account	1	$76,092,507	$72,994,711

NOTE 9.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Merger Agreement

On July 22, 2024, the Company entered into a merger agreement, by and among Parent, Trailblazer Merger Sub, Ltd., an Israeli company and a direct, wholly owned subsidiary of the Company (“Merger Sub”), Trailblazer Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Holdings”), and Cyabra Strategy Ltd., a private company organized in Israel (“Cyabra”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, (a) the Company shall merge with and into Holdings and Holdings shall be the survivor of such merger (the “Company Merger” and all references to the Company subsequent to the Company Merger shall be intended to refer to Holdings as the survivor of the Company Merger) and (b) Merger Sub shall merge with and into Cyabra, with Cyabra being the surviving entity (the “Merger”), following which Merger Sub will cease to exist and Cyabra will become a wholly owned subsidiary of the Company (the “Surviving Corporation”). In connection with the Merger, the Company will be renamed “Cyabra, Inc.” (“Pubco”).

Parent Support Agreement

Contemporaneously with the execution of, and as a condition and an inducement to the Company and Cyabra entering into the Merger Agreement, the Sponsor and certain other stockholders of the Company are entering into and delivering the Parent Support Agreement (the “Parent Support Agreement”), pursuant to which the Sponsor and each such Company stockholder have agreed (i) not to transfer or redeem any of the Company Common Stock held by such Company stockholder and (ii) to vote in favor of the Merger Agreement and the Merger and the other transactions contemplated thereby at the Company stockholder meeting.

Company Support Agreement

Contemporaneously with the execution of, and as a condition and an inducement to the Company and Cyabra entering into the Merger Agreement, certain Cyabra shareholders are entering into and delivering the Company Support Agreement (the “Company Support Agreement”), pursuant to which each such Cyabra shareholder has agreed (i) not to transfer any equity securities held by such shareholder and (ii) to vote in favor of the Merger Agreement and the Merger and the other transactions contemplated thereby.

Lock-Up Agreement

Prior to the Closing, Cyabra shall use reasonable best efforts to cause certain Cyabra securityholders to enter into a Lock-Up Agreement with the Company to be effective as of the Closing, pursuant to which the shares comprising the Aggregate Merger Consideration shall be subject to a lock-up, restricting the sale, transfer or other disposition of such shares for a period of nine months in accordance with the terms and conditions more fully set forth in the form of Lock-Up Agreement.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Pubco, the Sponsor and certain former shareholders of Cyabra (collectively, the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Pubco will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain of the Company Common Shares, the Company Units and the Company Rights that are held by the Holders from time to time.

The Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the Registration Rights Agreement or (b) the date as of which (i) all of the Registrable Securities have been sold pursuant to a Registration Statement or (ii) the Holders of all Registrable Securities are permitted to sell the Registrable Securities under Rule 144 (or any similar provision) under the Securities Act without limitation on the amount of securities sold or the manner of sale and without compliance with public reporting requirements.

The PIPE Investment

The Company will enter into subscription agreements with certain investors providing for aggregate investments in the amount of no less than $6,000,000 in the Company Common Stock in a private placement that will close concurrently with the Closing (the “PIPE Investment”).

In the event that in excess of $3,500,000 remains in the Trust Account after redemption of the Company Class A Common Stock in connection with the Merger, the PIPE Investment shall be reduced by the amount by which the Trust Account exceeds $3,500,000. Further, up to $1,000,000 of the PIPE Investment may be provided upon the initial filing of the Registration Statement with the Securities and Exchange Commission, if mutually agreed upon between the parties.

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

Merger Agreement

On July 22, 2024, Trailblazer Merger Corporation I (“Parent”), a Delaware corporation, entered into a merger agreement, by and among Parent, Trailblazer Merger Sub, Ltd., an Israeli company and a direct, wholly owned subsidiary of Parent (“Merger Sub”), Trailblazer Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Holdings”), and Cyabra Strategy Ltd., a private company organized in Israel (the “Company”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, (a) Parent shall merge with and into Holdings and Holdings shall be the survivor of such merger (the “Parent Merger” and all references to Parent subsequent to the Parent Merger shall be intended to refer to Holdings as the survivor of the Parent Merger) and (b) Merger Sub shall merge with and into the Company, with the Company being the surviving entity (the “Merger”), following which Merger Sub will cease to exist and the Company will become a wholly owned subsidiary of Parent (the “Surviving Corporation”). In connection with the Merger, Parent will be renamed “Cyabra, Inc.” (“Pubco”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period November 12, 2021 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $217,511, which consists of interest earned on marketable securities held in Trust Account of $977,178 and unrealized gain on marketable securities held in Trust Account of $9,504, offset by the operating costs of $572,468, and provision for income taxes of $196,703.

For the six months ended June 30, 2024, we had a net income of $589,879, which consists of interest earned on marketable securities held in Trust Account of $1,930,770 and unrealized gain on marketable securities held in Trust Account of $5,531, offset by the operating costs of $960,799, and provision for income taxes of $385,623.

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

Liquidity and Capital Resources

As of June 30, 2024, we had $326,280 in our operating bank account available for working capital needs, while restricted cash available to pay for the Company’s franchise taxes is $62,068. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

As of March 31, 2023, a total of $70,380,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations (if any) and $100,000 of interest for our dissolution expenses, the proceeds from this offering and the sale of the Private Units will not be released from the trust account (1) to us, until the completion of the initial business combination, or (2) to our public stockholders, until the earliest of (a) the completion of our initial business combination, and then only in connection with those Class A common stock that stockholders properly elect to redeem, subject to the limitations, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within eighteen (18) months from the closing of this offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (c) the redemption of our public shares if we are unable to complete our initial business combination within eighteen (18) months from the closing of this offering, subject to applicable law. Public stockholders who redeem their Class A common stock in connection with a stockholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within eighteen (18) months from the closing of this offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

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

On June 27, 2024, the Sponsor deposited $690,000 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from June 30, 2024 to September 30, 2024.

The Extension Payment was loaned as a draw down pursuant to an unsecured promissory note the Company issued to the Sponsor on May 17, 2022, pursuant to the Company was able borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was amended and increased to $400,000. As of March 31, 2023, both the Company and the Sponsor mutually agreed to extend the maturity date of the original Note. The Note is non-interest bearing and payable on the earlier of (i) the close of the Company’s initial business combination or (ii) September 30, 2024. On March 27, 2024, the maximum amount available under the Note was, further, amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans (as defined below) may be convertible into Units of the post-business combination entity at a price of $10.00 per unit. The Units would be identical to the Private Units. As of June 30, 2024 and December 31, 2023, there was no amount outstanding under the Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until September 30, 2024, as extended, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by September 30, 2024, there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 30, 2024. The Company intends to complete a Business Combination with Cyabra before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

Contractual Obligations

Promissory Notes - Related Party

On May 17, 2022, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was further increased to $400,000. As of March 31, 2023, both we and the Sponsor mutually agreed to extend the maturity date of the original Note. The Note is non-interest bearing and payable on the earlier of (i) the close of our initial business combination or (ii) September 30, 2024. On November 21, 2023, the Note was further amended to permit us to pay certain expenses of the Sponsor which would reduce the principal balance of the Note by the same amount. On March 27, 2024, the maximum amount available under the Note was further amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. As of June 30, 2024 and December 31, 2023, there was $1,701,585 and $321,585, respectively, outstanding under the Promissory Note.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

TRAILBLAZER MERGER CORPORATION I

Date: August 14, 2024	By:	/s/ Arie Rabinowitz
	Name:	Arie Rabinowitz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Scott Burell
	Name:	Scott Burell
	Title:	Chief Financial Officer