Form 10-Q
period 2024-09-30
Trailblazer Merger Corp I
filed 2024-11-19
CIK 1934945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 19, 2024, there were 4,499,115 shares of Class A common stock, $0.0001 par value and 1 Class B common stock, $0.0001 par value, issued and outstanding.

TRAILBLAZER MERGER CORPORATION I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$108,520	$607,816
Cash – restricted	353,388	—
Prepaid expenses	77,806	141,937
Restricted funds – held in Trust Account	49,774,936	—
Total current assets	50,314,650	749,753

Prepaid insurance	—	25,681
Marketable securities held in Trust Account	26,845,950	72,994,863
Total Assets	$77,160,600	$73,770,297

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$803,378	$238,834
Accrued offering costs	—	75,000
Income taxes payable	1,102,538	306,834
Excise tax payable	497,749	—
Class A common stock pending redemptions (4,520,384 shares)	49,774,936	—
Promissory note related party	1,901,585	321,585
Total current liabilities	54,080,186	942,253
Deferred tax liability	—	210,152
Deferred underwriting fee payable	2,070,000	2,070,000
Total Liabilities	56,150,186	3,222,405

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 2,379,616 and 6,900,000 shares at redemption value at $10.93 per share as of September 30, 2024 and $10.47 at December 31, 2023, respectively	26,008,867	72,224,950

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized: 2,119,499 issued and outstanding (excluding 2,379,616 and 6,900,000 shares subject to possible redemption) at September 30, 2024 and December 31, 2023, respectively	212	212
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1 share issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(4,998,665)	(1,677,270)
Total Stockholders’ Deficit	(4,998,453)	(1,677,058)
Total Liabilities and Stockholders’ Deficit	$77,160,600	$73,770,297

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating and formation costs	$532,847	$194,068	$1,493,646	$432,659
Loss from operations	(532,847)	(194,068)	(1,493,646)	(432,659)

Other income (expense):
Stock-based compensation expense	—	—	—	(207,087)
Interest earned on marketable securities held in Trust Account	883,635	834,276	2,814,405	1,632,278
Unrealized loss on marketable securities held in Trust Account	(5,531)	60,048	—	(21,578)
Other income, net	878,104	894,324	2,814,405	1,403,613

Income before provision for income taxes	345,257	700,256	1,320,759	970,954
Provision for income taxes	(199,929)	(177,308)	(585,552)	(306,725)
Net income	$145,328	$522,948	$735,207	$664,229

Basic and diluted weighted average shares outstanding, Class A common stock	8,822,961	9,019,499	8,953,266	6,614,719

Basic and diluted net income per share, Class A common stock	$0.02	$0.06	$0.08	$0.10

Basic and diluted weighted average shares outstanding, Class B common stock	1	1	1	1

Basic and diluted net income per share, Class B common stock	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances — December 31, 2023	2,119,499	$212	1	$—	$—	$(1,677,270)	$(1,677,058)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(1,400,699)	(1,400,699)

Net income	—	—	—	—	—	372,368	372,368

Balances – March 31, 2024	2,119,499	212	1	—	—	(2,705,601)	(2,705,389)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(1,437,975)	(1,437,975)

Net income	—	—	—	—	—	217,511	217,511

Balances – June 30, 2024	2,119,499	212	1	—	—	(3,926,065)	(3,925,853)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(720,179)	(720,179)

Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	(497,749)	(497,749)

Net income	—	—	—	—	—	145,328	145,328

Balances – September 30, 2024	2,119,499	$212	1	$—	$—	$(4,998,665)	$(4,998,453)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances — December 31, 2022	1,724,999	$172	1	$—	$24,828	$(5,187)	$19,813

Sale of 394,500 private placement units	394,500	40	—	—	3,944,960	—	3,945,000

Stock-based compensation expense to certain officers/directors	—	—	—	—	207,087	—	207,087

Fair value of rights included in public units	—	—	—	—	745,200	—	745,200

Allocated value of transaction costs to Class A shares	—	—	—	—	(89,233)	—	(89,233)

Remeasurement of carrying value to redemption value	—	—	—	—	(4,832,842)	(1,174,387)	(6,007,229)

Net loss	—	—	—	—	—	(249,591)	(249,591)

Balances – March 31, 2023	2,119,499	212	1	—	—	(1,429,165)	(1,428,953)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(386,959)	(386,959)

Net income	—	—	—	—	—	390,872	390,872
Balances – June 30, 2023	2,119,499	212	1	—	—	(1,425,252)	(1,425,040)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(667,016)	(667,016)

Net income	—	—	—	—	—	522,948	522,948
Balances – September 30, 2023	2,119,499	$212	1	$—	$—	$(1,569,320)	$(1,569,108)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$735,207	$664,229
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense to certain officers and directors	—	207,087
Interest earned on marketable securities held in Trust Account	(2,814,405)	(1,632,278)
Unrealized loss on marketable securities held in Trust Account	—	21,578
Benefit from income taxes	(210,152)	(4,123)
Changes in operating assets and liabilities:
Prepaid expenses	64,131	(143,822)
Prepaid insurance	25,681	(52,556)
Accrued expenses	564,544	221,709
Income taxes payable	795,704	310,848
Net cash used in operating activities	(839,290)	(407,328)

Cash Flows from Investing Activities:
Proceeds from Trust Account to pay franchise and income taxes	568,382	—
Investment of cash into Trust Account	—	(70,380,000)
Extension deposit into Trust Account	(1,380,000)	—
Net cash used in investing activities	(811,618)	(70,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	67,965,000
Proceeds from sale of private placement units	—	3,945,000
Proceeds from promissory note - related party	1,580,000	100,085
Payment of offering costs	(75,000)	(581,635)
Net cash provided by financing activities	1,505,000	71,428,450

Net Change in Cash and Restricted Cash	(145,908)	641,122
Cash and Restricted Cash – Beginning of period	607,816	34,393
Cash and Restricted Cash – End of period	$461,908	$675,515

Cash and Restricted Cash, end of period
Cash	$108,520	$675,515
Cash – restricted	353,388	—
Cash and Restricted Cash, end of period	$461,908	$675,515

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption value	$3,558,853	$7,061,204
Excise tax payable	$497,749	$—
Pending redemptions of Class A common stock	$49,774,936	$—
Offering costs included in accrued offering costs	$—	$75,000
Deferred underwriting fee payable	$—	$2,070,000

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

As of September 30, 2024, the Company has two subsidiaries, Trailblazer Merger Sub Ltd, an Israeli company and a direct, wholly owned subsidiary of the Company incorporated on June 25, 2024, and Trailblazer Holdings, Inc. (“Holdings”), a Delaware corporation and a direct, wholly owned subsidiary of the Company incorporated on July 16, 2024. Holdings will be the public company following the closing of the Business Combination. The Business Combination transaction is structured as follows: (a) the Company shall merge with and into Holdings and Holdings shall be the survivor of such merger and (b) the merger subsidiary of the Company shall merge with and into the target, Cyabra Strategy Ltd. (“Cyabra”), with Cyabra being the surviving entity, following which the merger subsidiary will cease to exist and Cyabra will become a wholly owned subsidiary of Holdings. As of September 30, 2024, the two subsidiaries had no financial activities.

As of September 30, 2024, the Company has not yet commenced any operations. All activity for the period November 12, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period, as defined below, and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

Through September 30, 2024, the Sponsor deposited a total of $1,380,000 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to September 30, 2024. The Extension Payment was loaned as a draw down pursuant to an unsecured promissory note the Company issued to the Sponsor (see Note 5).

As approved by its stockholders at the annual meeting of stockholders held on September 26, 2024 (the “Annual Meeting”), the Company filed an amendment to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State on September 27, 2024 (the “Charter Amendment”), and also amended its investment management trust agreement, to (a) modify the terms and extend the date (the “Termination Date”) by which the Company has to consummate a business combination by allowing the Company, through resolution of the board of directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2024 to September 30, 2025 (the “Combination Period”), or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto; and (b) to remove the provision which permitted the withdrawal of $100,000 from the trust account of the Company in order to pay dissolution expenses. For each monthly extension approved by the Board, the monthly payment required to be deposited into the Company’s Trust Account to extend the Termination Date by one month should be the lesser of (i) $0.035 for each outstanding share of Public Stock after giving effect to the redemption, and (ii) $100,000.

In connection with the stockholders’ vote at the Annual Meeting, 4,520,384 shares were tendered for redemption.

On October 2, 2024, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from September 30, 2024 to October 30, 2024 (see Note 9).

On October 9, 2024, $49,774,936, or approximately $11.01 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 4,520,384 shares of the Company’s Class A common stock that were redeemed were cancelled (see Note 9).

On October 31, 2024, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from October 30, 2024 to November 30, 2024 (see Note 9).

If the Company is unable to complete a Business Combination within Termination Date (September 30, 2025, if extended by the full amount of time), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units. As of September 30, 2024 and December 31, 2023, there were no amount outstanding under the Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until November 30, 2024, as extended, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by November 30, 2024 (September 30, 2025, if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 30, 2024 (September 30, 2025, if extended by the full amount of time). The Company intends to complete a Business Combination with Cyabra (see Note 6) before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Any amount of such Excise Tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. The Company had no common stock redemptions in 2023 and no excise tax was due on October 31, 2024.

As of September 30, 2024, the Company has recorded 1% excise tax payable based on the amount redeemed or an aggregate amount of $497,749 and is presented in the accompanying balance sheet.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2023 Annual Report on Form 10-K as filed with the SEC on March 29, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As of September 30, 2024, the subsidiaries had no financial activities.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $108,520 and $607,816 in unrestricted cash and no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of September 30, 2024 and December 31, 2023, the balance was $353,388 and $0, respectively. Cash – restricted at September 30, 2024 represents cash that was withdrawn from the Trust Account to pay franchise and income taxes but is yet to be utilized at the end of the period.

Marketable Securities in Trust Account

At September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds and U.S. treasury bills, respectively. The Company’s assets held in Trust Account was in U.S. treasury bills until September 19, 2024. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through September 30, 2024, the Company withdrew $568,382 of interest earned on the Trust Account to pay for the Company franchise and income taxes payable. As of September 30, 2024, $353,388 of the amount withdrawn from Trust remains to be utilized.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees, cash underwriting discount, and deferred underwriting fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Public Rights (as defined in Note 3) were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs paid during the period ended September 30, 2024 and 2023 were $75,000 and $581,635, respectively.

Class A Redeemable Stock Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2024 and December 31, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

At September 30, 2024 and December 31, 2023, the Class A common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(745,200)
Class A common stock issuance costs	(3,882,029)
Plus:
Remeasurement of carrying value to redemption value	7,852,179
Class A Common Stock subject to possible redemption, December 31, 2023	$72,224,950
Less:
Redemption of Class A common stock	(49,774,936)
Plus:
Remeasurement of carrying value to redemption value	3,558,853
Class A Common Stock subject to possible redemption, September 30, 2024	$26,008,867

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024, the Company reported a net deferred tax liability of $0, the deferred tax asset of $228,928 was fully offset by a valuation allowance. As of December 31, 2023, the Company reported a net deferred tax liability of $210,151, the deferred tax asset of $82,679 was fully offset by a valuation allowance. The Company’s effective tax rate was 57.9% and 25.3% for the three months ended September 30, 2024 and 2023, respectively; and 44.3% and 31.6% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, due to stock-based compensation expense, interest and penalties related to income taxes, merger and acquisition related costs, and the valuation allowance on the deferred tax assets related to organization expenses.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpayment of income tax as income tax expense. As of September 30, 2024 and December 31, 2023, the Company accrued $26,027 and $0, respectively, for interest and penalties related to underpayment of income taxes. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024.

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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$145,328	$—	$522,948	$—	$735,207	$—	$664,229	$—
Denominator:
Basic and diluted weighted average common stock outstanding	8,822,961	1	9,019,499	1	8,953,266	1	6,614,719	1
Basic and diluted net income per common stock	$0.02	$—	$0.06	$—	$0.08	$—	$0.10	$—

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

Promissory Note — Related Party

On May 17, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”) as amended on January 20, 2023 and as further amended as of March 31, 2023, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000 (as amended). The Promissory Note is non-interest bearing and is payable on the earlier of (i) the close of the Company’s initial business combination or (ii) September 30, 2024. On November 21, 2023, the Promissory Note was further amended to permit the Company to pay certain expenses of the Sponsor which would reduce the principal balance of the Promissory Note by the same amount. On March 27, 2024, the maximum amount available under the Note was further amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000. As of September 30, 2024 and December 31, 2023, there was $1,901,585 and $321,585, respectively, outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units (see Note 4). As of September 30, 2024 and December 31, 2023, there was no amount outstanding under the Working Capital Loan.

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

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Pubco, the Sponsor and certain former shareholders of Cyabra (collectively, the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Pubco will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain of the Company Common stock, the Company Units and the Company Rights that are held by the Holders from time to time.

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

NOTE 7.  STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 2,119,499 shares of Class A common stock issued and outstanding, excluding 2,379,616 and 6,900,000 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 5,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there was 1 share of Class B common stock issued and outstanding.

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

At September 30, 2024, assets held in the Trust Account were comprised of $76,620,886 in money market funds, of which, $49,774,936 was restricted to pay the redeeming stockholders. The Company’s assets held in Trust Account was in U.S. treasury bills until September 19, 2024. During the period ended September 30, 2024, the Company has withdrawn $568,382 interest income from the Trust Account to pay for the Company franchise and income taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description

	Level	September 30, 2024	December 31, 2023
Assets:
Restricted funds – held in Trust Account	1	$49,774,936	$—
Marketable securities held in Trust Account	1	26,845,950	72,994,711
Total marketable securities held in Trust Account	1	$76,620,886	$72,994,711

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

On October 2, 2024, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from September 30, 2024 to October 30, 2024.

On October 3, 2024, the Company withdrew $828,813 of interest earned on the Trust Account to pay for the Company’s franchise and income taxes.

On October 9, 2024, $49,774,936, or approximately $11.01 redemption price per share, was withdrawn from the Trust Account to pay the redeeming stockholders and the 4,520,384 shares of the Company’s Class A common stock that were redeemed were cancelled.

On October 31, 2024, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from October 30, 2024 to November 30, 2024.

Amendment to Merger Agreement

On November 11, 2024, the parties thereto amended the Merger Agreement to: (i) increase the size of the Trailblazer Board from five directors to seven directors; (ii) remove the director election proposal from the Required Parent Proposals (as defined in the Merger Agreement); (iii) increase the size of the 2024 Plan from 10% to 15% due to the fact that certain previously contemplated grants will be included as part of the 2024 Plan; (iv) amend the provision related to the share grant to the Cyabra Key Employees to clarify that such grant may be subject to additional vesting conditions as agreed upon between the respective Cyabra Key Employee and Cyabra; and (v) amend the Outside Date from December 31, 2024 to March 31, 2025.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period November 12, 2021 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $145,328, which consists of interest earned on marketable securities held in Trust Account of $883,635, offset by the unrealized loss on marketable securities held in Trust Account of $5,531, operating costs of $532,847, and provision for income taxes of $199,929.

For the nine months ended September 30, 2024, we had a net income of $735,207, which consists of interest earned on marketable securities held in Trust Account of $2,814,405, offset by the operating costs of $ $1,493,646, and provision for income taxes of $585,552.

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

Liquidity and Capital Resources

As of September 30, 2024, we had $108,520 in our operating bank account available for working capital needs, while restricted cash available to pay for the Company’s franchise and income taxes is $353,388. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

Through September 30, 2024, the Sponsor deposited a total of $1,380,000 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to September 30, 2024.

The Extension Payment was loaned as a draw down pursuant to an unsecured promissory note the Company issued to the Sponsor on May 17, 2022, pursuant to the Company was able borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was amended and increased to $400,000. As of March 31, 2023, both the Company and the Sponsor mutually agreed to extend the maturity date of the original Note. The Note is non-interest bearing and payable on the earlier of (i) the close of the Company’s initial business combination or (ii) September 30, 2024. On March 27, 2024, the maximum amount available under the Note was, further, amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000.

As approved by its stockholders at the Annual Meeting of stockholders held on September 26, 2024, the Company filed an amendment to its Charter with the Delaware Secretary of State on September 27, 2024, and also amended its investment management trust agreement, to (a) modify the terms and extend the date by which the Company has to consummate a business combination by allowing the Company, through resolution of the board of directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2024 to September 30, 2025, or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto; and (b) to remove the provision which permitted the withdrawal of $100,000 from the trust account of the Company in order to pay dissolution expenses. For each monthly extension approved by the Board, the monthly payment required to be deposited into the Company’s Trust Account to extend the Termination Date by one month should be the lesser of (i) $0.035 for each outstanding share of Public Stock after giving effect to the redemption, and (ii) $100,000.

In connection with the stockholders’ vote at the Annual Meeting, 4,520,384 shares were tendered for redemption.

On October 2, 2024, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from September 30, 2024 to October 30, 2024.

On October 9, 2024, $49,774,936, or approximately $11.01 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 4,520,384 shares of the Company’s Class A common stock that were redeemed were cancelled.

On October 31, 2024, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from October 30, 2024 to November 30, 2024.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans (as defined below) may be convertible into Units of the post-business combination entity at a price of $10.00 per unit. The Units would be identical to the Private Units. As of September 30, 2024 and December 31, 2023, there was no amount outstanding under the Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until November 30, 2024, as extended, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by November 30, 2024, there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 30, 2024. The Company intends to complete a Business Combination with Cyabra before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

Contractual Obligations

Promissory Notes - Related Party

On May 17, 2022, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was further increased to $400,000. As of March 31, 2023, both we and the Sponsor mutually agreed to extend the maturity date of the original Note. The Note is non-interest bearing and payable on the earlier of (i) the close of our initial business combination or (ii) September 30, 2024. On November 21, 2023, the Note was further amended to permit us to pay certain expenses of the Sponsor which would reduce the principal balance of the Note by the same amount. On March 27, 2024, the maximum amount available under the Note was further amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000. As of September 30, 2024 and December 31, 2023, there was $1,901,585 and $321,585, respectively, outstanding under the Promissory Note.

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

Investment Management Trust Agreement

On March 28, 2023, in connection with the Initial Public Offering, we entered into an agreement with Continental Stock Transfer & Trust Company (“Trustee”). The Trustee agreed to manage, supervise and administer the Trust Account subject to the terms and conditions set forth in the agreement and in a timely manner, upon the written instruction of the Company, invest and reinvest the Property in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by us; the Trustee may not invest in any other securities or assets, it being understood that the Trust Account will earn no interest while account funds are uninvested awaiting our instructions hereunder; and while account funds are invested or uninvested, the Trustee may earn bank credits or other consideration. We agreed to give all instructions to the Trustee in writing, signed by the Chairman of the Board, Chief Executive Officer, Chief Financial Officer or Secretary. In addition, the Trustee shall be entitled to rely on, and shall be protected in relying on, any verbal or telephonic advice or instruction which it, in good faith and with reasonable care, believes to be given by any one of the persons authorized to give written instructions, provided that we shall promptly confirm such instructions in writing. We will Pay the Trustee the fees set forth in the agreement, including an initial acceptance fee, annual administration fee, and transaction processing fee which fees shall be subject to modification by the parties from time to time.

In connection with the Annual Meeting held on September 26, 2024, the Company amended its investment management trust agreement, dated as of March 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company, to allow the Company to extend the date by which the Company must consummate a business combination up to twelve times, each such extension for an additional one month period, until September 30, 2025 and to remove the provision in permitting the withdrawal of $100,000 of dissolution expenses from the trust account of the Company.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

TRAILBLAZER MERGER CORPORATION I

Date: November 19, 2024	By:	/s/ Arie Rabinowitz
	Name:	Arie Rabinowitz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Scott Burell
	Name:	Scott Burell
	Title:	Chief Financial Officer