Form 10-K
period 2024-12-31
Trailblazer Merger Corp I
filed 2025-03-25
CIK 1934945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $25,699,853.

As of March 18, 2025, there were 4,499,115 shares of Class A common stock, $0.0001 par value and 1 share of Class B common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRAILBLAZER MERGER CORPORATION I

Annual Report on Form 10-K for the Year Ended December 31, 2024

i

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

“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the U.S. Securities and Exchange Commission (the “SEC”) on January 24, 2024, which became effective on July 1, 2024. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

As approved by its stockholders at the Annual Meeting of stockholders held on September 26, 2024, the Company filed an amendment to its Charter with the Delaware Secretary of State on September 27, 2024, and also amended its investment management trust agreement, to (a) modify the terms and extend the Termination Date by which the Company has to consummate a business combination by allowing the Company, through resolution of the board of directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2024 to September 30, 2025, or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto; and (b) to remove the provision which permitted the withdrawal of $100,000 from the trust account of the Company in order to pay dissolution expenses. For each monthly extension approved by the Board, the monthly payment required to be deposited into the Company’s Trust Account to extend the Termination Date by one month should be the lesser of (i) $0.035 for each outstanding share of Public Stock after giving effect to the redemption, and (ii) $100,000. In connection with the stockholders’ vote at the Annual Meeting, 4,520,384 shares were tendered for redemption. On October 9, 2024, $49,774,936, or approximately $11.01 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 4,520,384 shares of the Company's Class A common stock that were redeemed were cancelled.

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

Arie Rabinowitz - Chief Executive Officer and Director

Mr. Rabinowitz is the founder of LHX Corp., a New York limited liability company and a family office service company for a single family (“LHX”). The family’s primary securities investment vehicle is Alpha Capital Anstalt. In February 2025, LHX succeeded LH Financial Services Corp., co-founded by Mr. Rabinowitz, as the family office. LHX has the same functions and substantially the same management as LH Financial had. It occupies the same offices as previously occupied by LH Financial and all the management and staff of LHX were previously employed by LH Financial. LH Financial is winding down its operations. Mr. Rabinowitz served as Vice President and Chief Investment Officer of LH Financial from inception in 1997 until 2010. From 2010 until February 2025 Mr. Rabinowitz served as Chief Executive Officer of LH Financial. LHX evaluates investment opportunities in a wide variety of asset classes including public companies, private companies, development stage companies, technology institutions, startup incubators, and other ventures to determine if they fit within the framework of the family office’s investment criteria. LHX., under the guidance of Mr. Rabinowitz, subsequently facilitates investments and exits from investments approved by the family. LHX also participates and facilitates charitable endeavors for itself and the family in many charitable causes, including organizations that foster education, family, and health across North America, Israel, and elsewhere. Mr. Rabinowitz advises, on a pro bono basis, a charity organization in the U.S. and Israel. In addition, Mr. Rabinowitz serves on the board of directors for Areivim, Inc., a community committed to the well-being of at-risk children, their parents, and siblings. Mr. Rabinowitz is the founder and CEO of ACR Foundation, a 501(c)3 registered charitable trust focused on both local and international charitable causes. Mr. Rabinowitz is the father-in-law of Mr. Eichorn. Mr. Rabinowitz graduated from Lander College of Arts & Sciences with a BS in Mathematics.

Scott Burell - Chief Financial Officer

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

Yosef Eichorn - Chief Development Officer

Mr. Eichorn currently serves as the Vice President of Investments at LHX. Mr. Eichorn has served in this capacity since February 2025. Previously he served in the same capacity at LH Financial. since January 2020. Mr. Eichorn focuses on evaluating new investment opportunities in addition to monitoring the family’s active portfolio companies. From March 2019 to September 2021, Mr. Eichorn served as Compliance Officer at LH Financial. He was responsible for compliance, developing and updating LH Financial’s and its family client’s compliance framework and procedures to ensure that LH and its family client comply with applicable policies and regulations. From July 2018 to December 2019, Mr. Eichorn served as a Research Analyst at LH Financial. Mr. Eichorn is the son-in-law of Mr. Rabinowitz. Yosef Eichorn graduated from Empire State College with a BS in Liberal Arts.

Joseph Hammer - Chairman of The Board of Directors

Since February 2025, Mr. Hammer has served as the Chief Investing Officer (“CIO”) at LHX. Prior to that he held the same role at LH Financial since 2010. As the CIO, Mr. Hammer sources potential investments for the family office and provides continued guidance to Alpha for many of the family’s investments and mergers, and in particular, within the Middle East. In addition, Mr. Hammer originates numerous charitable endeavors and relationships for LHX and the family, including organizations that foster education, family, and health across North America, Israel, and elsewhere. Mr. Hammer is a Board Member of Gratitude Railroad LLC, a community of investors, operating an alternative investment platform, who are inspired and dedicated to solving environmental and social problems through the profitable deployment of financial, intellectual, and human capital. Mr. Hammer is the founder of The JDH Foundation, a 501(c)3 charitable organization which supports both local and international charitable causes. He is also the Chairman of the Executive Committee of Chai Lifeline, Inc., a health support network for children, families and communities impacted by serious illness or loss. He serves as a Board Member of The Duvdevan Foundation, a support system for soldiers in the elite Duvdevan Unit of the Israeli Defense Forces.

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

Olga Castells is a member of the Board of Directors. Ms. Castells is a Managing Director at Socorro Partners, a position she has held since November 2024 and where she focuses on growing the Tax M&A practice of the firm, and providing tax consulting services to middle market clients across various industries. Prior to that she was a Tax Senior Director at Oracle Corporation, a position she held since 2010, where she was responsible for audit controversy matters in Canada and Latin America, a region with approximately $3b in annual revenue. Prior to joining Oracle, Ms. Castells worked for PricewaterhouseCoopers (PwC) for five years and held a variety of positions where she performed international tax planning for large multi-national clients with operations in Europe, Asia, Latin America and the Caribbean in a variety of industries, including consumer products, retail, manufacturing, franchise services and power generation. Ms. Castells completed a Master of Science in Taxation from University of Miami and graduated from University of Miami cum laude with a BS in Accounting. Ms. Castells is a Certified Public Accountant licensed in Florida.

Patrick Donovan is a member of the Board of Directors. From February 2025 to the present Mr. Donovan has been the CFO of Pure Thought, Inc., an artificial intelligence software startup. Mr. Donovan is also a founding partner of Lokahi Capital, a private equity firm located in Delray, Florida. Mr. Donovan brings an international business background, working in Europe and the United States, while serving a global client base. His career began in commercial real estate finance and evolved with a move to investment banking with Credit Suisse in London in 2005. He also held positions as a Fixed Income Portfolio Manager at UBS in London and a Structured Credit Trader at AVM/III Capital located in Florida, US. Mr. Donovan has been a Board of Trustee member of Gulf Stream School since 2018 and currently chairs the Finance Committee. Mr. Donovan earned a Master of Business Administration from Washington University Olin School of Business and a BS in Finance from University of Missouri.

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

Business Combination

On July 22, 2024, Trailblazer entered into a merger agreement, by and among Trailblazer, Trailblazer Merger Sub, Ltd., an Israeli company and a direct, wholly owned subsidiary of Trailblazer (“Merger Sub”), Trailblazer Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Trailblazer (“Holdings”), and Cyabra Strategy Ltd., a private company organized in Israel (“Cyabra”) (as amended on November 11, 2024 and as it may be further amended and/or restated from time to time, the “Merger Agreement”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, (a) Trailblazer shall merge with and into Holdings and Holdings shall be the survivor of such merger (the “Parent Merger” and all references to Trailblazer subsequent to the Parent Merger shall be intended to refer to Holdings as the survivor of the Parent Merger) and (b) Merger Sub shall merge with and into Cyabra, with Cyabra being the surviving entity (the “Acquisition Merger” and, together with the Parent Merger and all other transactions contemplated by the Merger Agreement, the “Business Combination”), following which Merger Sub will cease to exist and Cyabra will become a wholly owned subsidiary of Holdings (the “Surviving Corporation”). In connection with the Business Combination, Holdings (at such stage, referred to herein as the “Combined Company”) will be renamed “Cyabra, Inc.”

At the effective time of the Parent Merger, (i) each then issued and outstanding share of Trailblazer Class A Common Stock, par value $0.0001 per share (the “Trailblazer Class A Common Stock”), shall convert automatically into one share of common stock of Holdings, $0.0001 par value per share (the “Holdings Common Stock”) and (ii) each then issued and outstanding right to acquire one tenth of one share of Trailblazer Class A Common Stock upon the consummation of an initial business combination (a “Trailblazer Right” or “Right”), shall convert automatically into one right to acquire one tenth of one share of Holdings Common Stock. The one share of Trailblazer Class B Common Stock issued and outstanding will automatically be canceled at the time of the Parent Merger.

At the effective time of the Acquisition Merger (the “Effective Time”), (i) each Cyabra ordinary share, NIS 0.01 par value per share (the “Cyabra Ordinary Shares”) issued and outstanding immediately prior to the Effective Time, in accordance with Cyabra’s Amended and Restated Articles of Association (the “Articles of Association”), shall be converted into the right to receive a number of shares of Holdings Common Stock equal to the quotient obtained by dividing (a) the Aggregate Merger Consideration by Cyabra’s outstanding shares, on a fully-diluted basis (the “Conversion Ratio”), (ii) each Cyabra Preferred Share issued and outstanding immediately prior to the Effective Time (other than the Series B Preferred Shares of Cyabra issued to the holders upon conversion of the 2024 Convertible Notes as described below) shall be converted into the right to receive a number of shares of Holdings Common Stock equal to (A) the Conversion Ratio multiplied by (B) the number of Cyabra Ordinary Shares issuable upon conversion of such Cyabra preferred shares as of immediately prior to the Effective Time, (iii) each Cyabra Option shall be exchanged for an equivalent award under the Cyabra, Inc. 2025 Omnibus Equity Incentive Plan, as set forth in the Merger Agreement, (iv) each Cyabra Convertible Note shall be (A) treated in accordance with the terms of the relevant agreements governing such Cyabra Convertible Notes and (B) converted into Cyabra Preferred Shares or Cyabra Ordinary Shares, as applicable and (iii) each Cyabra Warrant shall be treated in accordance with the terms of the relevant agreements governing such Cyabra Warrants, provided that any Cyabra Warrants not so converted shall be assumed by Holdings. In addition, each holder of Series B Preferred Shares of Cyabra shall receive in consideration for the transfer of all of its Series B Preferred Shares of Cyabra to Holdings pursuant to the Merger Agreement (the “Preferred B Merger Consideration”), at such holder’s option, either (1) Holdings Common Stock or (2) a number of shares of Holdings Preferred Stock (as defined below) equal to the quotient obtained by dividing (x) the amount obtained by multiplying (i) such holder’s Series B Preferred Shares of Cyabra and (ii) the original issue price of such Series B Preferred Shares of Cyabra by (y) 1,000. Each share of Holdings Preferred Stock issued as Preferred B Merger Consideration shall (i) have a conversion price equal to the product of the conversion price of the Series B Preferred Shares of Cyabra multiplied by 1 divided by the Conversion Ratio (as defined in the Merger Agreement) and (ii) have a stated value equal to $1,000.

In addition to the base merger consideration, Cyabra shareholders and holders of Cyabra Options may also receive up to an aggregate of 3,000,000 shares of Holdings Common Stock in three equal installments (the “Earnout Shares”). The Earnout Shares will be issued to Cyabra shareholders and holders of Cyabra Options upon occurrence of certain triggering events (based on the achievement of certain price targets of Holdings Common Stock following the closing of the Business Combination (the “Closing”).

Pursuant to the Merger Agreement, upon the closing of the Business Combination, the Cyabra Key Employees (as defined below) will receive 400,000 shares of Holdings Common Stock in the aggregate pursuant to the 2025 Plan (as defined below).

In addition, the Merger Agreement provides that Trailblazer will enter into subscription agreements with certain investors providing for aggregate investments in the amount of no less than $6,000,000 in Holdings Common Stock in a private placement that will close concurrently with the closing of the Business Combination (the “PIPE Investment”). Notwithstanding the foregoing, in the event that in excess of $3,500,000 remains in the Trust Account (defined below) after redemption of the Trailblazer Common Stock in connection with the Business Combination, the PIPE Investment shall be reduced by the amount by which the Trust Account exceeds $3,500,000.

Contemporaneously with the execution of, and as a condition and an inducement to Trailblazer and Cyabra, entering into the Merger Agreement, Alpha Capital Anstalt, a Liechtenstein Anstalt (“Alpha”), an affiliate of Trailblazer Sponsor Group, LLC, a Delaware limited liability corporation (the “Sponsor”), provided Cyabra with a loan in an aggregate amount of $3.4 million in the form of convertible promissory notes (collectively, the “2024 Convertible Notes”). Cyabra subsequently raised an additional $2.6 million (for a total of $6.0 million) from additional purchasers pursuant to the terms of the 2024 Convertible Notes. On February 28, 2025, Alpha provided Cyabra with a loan in an aggregate amount of $1.0 million in the form of a promissory note (the “2025 Note”). The 2025 Note bears no interest and is due upon the earlier to occur of (i) April 30, 2025 and (ii) one calendar day prior to the consummation of the Business Combination.

Upon the closing of the Business Combination, subject to approval by Trailblazer’s stockholders and other customary closing conditions, Holdings will change its name to “Cyabra, Inc.” and is expected to list on The Nasdaq Stock Market, LLC (“Nasdaq”).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBER SECURITY

We are a SPAC with no business operations and with a purpose of completing an initial Business Combination with the identified target company. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders of Record

As of March 18, 2025, there were 4,499,116 of our shares of common stock issued and outstanding held by approximately 4 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On March 31, 2023, the Company consummated the IPO of 6,900,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 900,000 Units. Each Unit consisted of one Common Stock and one Right to receive one-tenth (1/10) of one share of Common Stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $69,000,000.

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

Recent Developments

Business Combination

On July 22, 2024, Trailblazer entered into a merger agreement, by and among Trailblazer, Trailblazer Merger Sub, Ltd., an Israeli company and a direct, wholly owned subsidiary of Trailblazer (“Merger Sub”), Trailblazer Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Trailblazer (“Holdings”), and Cyabra Strategy Ltd., a private company organized in Israel (“Cyabra”) (as amended on November 11, 2024 and as it may be further amended and/or restated from time to time, the “Merger Agreement”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, (a) Trailblazer shall merge with and into Holdings and Holdings shall be the survivor of such merger (the “Parent Merger” and all references to Trailblazer subsequent to the Parent Merger shall be intended to refer to Holdings as the survivor of the Parent Merger) and (b) Merger Sub shall merge with and into Cyabra, with Cyabra being the surviving entity (the “Acquisition Merger” and, together with the Parent Merger and all other transactions contemplated by the Merger Agreement, the “Business Combination”), following which Merger Sub will cease to exist and Cyabra will become a wholly owned subsidiary of Holdings (the “Surviving Corporation”). In connection with the Business Combination, Holdings (at such stage, referred to herein as the “Combined Company”) will be renamed “Cyabra, Inc.”

At the effective time of the Parent Merger, (i) each then issued and outstanding share of Trailblazer Class A Common Stock, par value $0.0001 per share (the “Trailblazer Class A Common Stock”), shall convert automatically into one share of common stock of Holdings, $0.0001 par value per share (the “Holdings Common Stock”) and (ii) each then issued and outstanding right to acquire one tenth of one share of Trailblazer Class A Common Stock upon the consummation of an initial business combination (a “Trailblazer Right” or “Right”), shall convert automatically into one right to acquire one tenth of one share of Holdings Common Stock. The one share of Trailblazer Class B Common Stock issued and outstanding will automatically be canceled at the time of the Parent Merger.

At the effective time of the Acquisition Merger (the “Effective Time”), (i) each Cyabra ordinary share, NIS 0.01 par value per share (the “Cyabra Ordinary Shares”) issued and outstanding immediately prior to the Effective Time, in accordance with Cyabra’s Amended and Restated Articles of Association (the “Articles of Association”), shall be converted into the right to receive a number of shares of Holdings Common Stock equal to the quotient obtained by dividing (a) the Aggregate Merger Consideration by Cyabra’s outstanding shares, on a fully-diluted basis (the “Conversion Ratio”), (ii) each Cyabra Preferred Share issued and outstanding immediately prior to the Effective Time (other than the Series B Preferred Shares of Cyabra issued to the holders upon conversion of the 2024 Convertible Notes as described below) shall be converted into the right to receive a number of shares of Holdings Common Stock equal to (A) the Conversion Ratio multiplied by (B) the number of Cyabra Ordinary Shares issuable upon conversion of such Cyabra preferred shares as of immediately prior to the Effective Time, (iii) each Cyabra Option shall be exchanged for an equivalent award under the Cyabra, Inc. 2025 Omnibus Equity Incentive Plan, as set forth in the Merger Agreement, (iv) each Cyabra Convertible Note shall be (A) treated in accordance with the terms of the relevant agreements governing such Cyabra Convertible Notes and (B) converted into Cyabra Preferred Shares or Cyabra Ordinary Shares, as applicable and (iii) each Cyabra Warrant shall be treated in accordance with the terms of the relevant agreements governing such Cyabra Warrants, provided that any Cyabra Warrants not so converted shall be assumed by Holdings. In addition, each holder of Series B Preferred Shares of Cyabra shall receive in consideration for the transfer of all of its Series B Preferred Shares of Cyabra to Holdings pursuant to the Merger Agreement (the “Preferred B Merger Consideration”), at such holder’s option, either (1) Holdings Common Stock or (2) a number of shares of Holdings Preferred Stock (as defined below) equal to the quotient obtained by dividing (x) the amount obtained by multiplying (i) such holder’s Series B Preferred Shares of Cyabra and (ii) the original issue price of such Series B Preferred Shares of Cyabra by (y) 1,000. Each share of Holdings Preferred Stock issued as Preferred B Merger Consideration shall (i) have a conversion price equal to the product of the conversion price of the Series B Preferred Shares of Cyabra multiplied by 1 divided by the Conversion Ratio (as defined in the Merger Agreement) and (ii) have a stated value equal to $1,000.

In addition to the base merger consideration, Cyabra shareholders and holders of Cyabra Options may also receive up to an aggregate of 3,000,000 shares of Holdings Common Stock in three equal installments (the “Earnout Shares”). The Earnout Shares will be issued to Cyabra shareholders and holders of Cyabra Options upon occurrence of certain triggering events (based on the achievement of certain price targets of Holdings Common Stock following the closing of the Business Combination (the “Closing”).

Pursuant to the Merger Agreement, upon the closing of the Business Combination, the Cyabra Key Employees (as defined below) will receive 400,000 shares of Holdings Common Stock in the aggregate pursuant to the 2025 Plan (as defined below).

In addition, the Merger Agreement provides that Trailblazer will enter into subscription agreements with certain investors providing for aggregate investments in the amount of no less than $6,000,000 in Holdings Common Stock in a private placement that will close concurrently with the closing of the Business Combination (the “PIPE Investment”). Notwithstanding the foregoing, in the event that in excess of $3,500,000 remains in the Trust Account (defined below) after redemption of the Trailblazer Common Stock in connection with the Business Combination, the PIPE Investment shall be reduced by the amount by which the Trust Account exceeds $3,500,000.

Contemporaneously with the execution of, and as a condition and an inducement to Trailblazer and Cyabra, entering into the Merger Agreement, Alpha Capital Anstalt, a Liechtenstein Anstalt (“Alpha”), an affiliate of Trailblazer Sponsor Group, LLC, a Delaware limited liability corporation (the “Sponsor”), provided Cyabra with a loan in an aggregate amount of $3.4 million in the form of convertible promissory notes (collectively, the “2024 Convertible Notes”). Cyabra subsequently raised an additional $2.6 million (for a total of $6.0 million) from additional purchasers pursuant to the terms of the 2024 Convertible Notes. On February 28, 2025, Alpha provided Cyabra with a loan in an aggregate amount of $1.0 million in the form of a promissory note (the “2025 Note”). The 2025 Note bears no interest and is due upon the earlier to occur of (i) April 30, 2025 and (ii) one calendar day prior to the consummation of the Business Combination.

Upon the closing of the Business Combination, subject to approval by Trailblazer’s stockholders and other customary closing conditions, Holdings will change its name to “Cyabra, Inc.” and is expected to list on The Nasdaq Stock Market, LLC (“Nasdaq”).

The Extension of the Completion Window

On February 29, 2024, the board of directors approved the exercise by the Company of the automatic extension of the time the Company has to complete a business combination by an additional three months from March 31, 2024 to June 30, 2024. On June 25, 2024, the board of directors approved the exercise by the Company of the automatic extension of the time the Company has to complete a business combination by an additional three months from June 30, 2024 to September 30, 2024. Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company in connection with the Initial Public Offering, in order for the time available for the Company to consummate a Business Combination to be extended, the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $690,000 in full, (or $0.10 per share) for each extension, on or prior to the date of the applicable deadline.

Through December 31, 2024, the Sponsor deposited a total of $1,713,146 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to January 31, 2025.

On February 4, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from January 31, 2025 to February 28, 2025. On February 27, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from February 28, 2025 to March 31, 2025.

The Extension Payment was loaned as a draw down pursuant to a non-interest bearing unsecured promissory note the Company issued to the Sponsor on May 17, 2022, pursuant to which the Company was able borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was amended and increased to $400,000. As of March 31, 2023, both the Company and the Sponsor mutually agreed to extend the maturity date of the original Note. On March 27, 2024, the maximum amount available under the Note was, further, amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000. On November 29, 2024, the maximum amount available under the Note was further amended and increased to $2,780,000. On February 21, 2025, the maximum amount available under the Note was further amended and increased to $3,530,000 and the maturity was extended to the earlier of (i) the close of the Company’s initial business combination or (ii) May 31, 2025.

On March 24, 2025, the Note was amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination.

As approved by its stockholders at the Annual Meeting of stockholders held on September 26, 2024, the Company filed an amendment to its Charter with the Delaware Secretary of State on September 27, 2024, and also amended its investment management trust agreement, to (a) modify the terms and extend the date by which the Company has to consummate a business combination by allowing the Company, through resolution of the board of directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2024 to September 30, 2025, or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto; and (b) to remove the provision which permitted the withdrawal of $100,000 from the trust account of the Company in order to pay dissolution expenses. For each monthly extension approved by the Board, the monthly payment required to be deposited into the Trust Account to extend the Termination Date by one month should be the lesser of (i) $0.035 for each outstanding share of Public Stock after giving effect to the redemption, and (ii) $100,000.

In connection with the stockholders’ vote at the Annual Meeting, 4,520,384 shares were tendered for redemption.

On October 9, 2024, $49,774,936, or approximately $11.01 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 4,520,384 shares of the Company’s Class A common stock that were redeemed were cancelled.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period November 12, 2021 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net income of $277,658, which consists of interest earned on marketable securities held in Trust Account of $3,296,420, offset by the operating costs of $ $2,293,333, and provision for income taxes of $725,429.

For the year ended December 31, 2023, we had a net income of $1,347,254, which consists of interest earned on marketable securities held in Trust Account of $2,606,031 and unrealized gain on marketable securities held in Trust Account of $8,832, offset by the operating costs of $543,536, stock-based compensation expense of $207,087, and provision for income taxes of $516,986.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, we had $63,829 in our operating bank account available for working capital needs, while restricted cash available to pay for the Company’s franchise and income taxes is $802,993. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

On February 29, 2024, the board of directors approved the exercise by the Company of the automatic extension of the time the Company has to complete a business combination by an additional three months from March 31, 2024 to June 30, 2024. On June 25, 2024, the board of directors approved the exercise by the Company of the automatic extension of the time the Company has to complete a business combination by an additional three months from June 30, 2024 to September 30, 2024. Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company in connection with the Initial Public Offering, in order for the time available for the Company to consummate a Business Combination to be extended, the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $690,000 in full, (or $0.10 per share) for each extension, on or prior to the date of the applicable deadline.

Through December 31, 2024, the Sponsor deposited a total of $1,713,146 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to January 31, 2025.

The Extension Payment was loaned as a draw down pursuant to a non-interest bearing unsecured promissory note the Company issued to the Sponsor on May 17, 2022, pursuant to the Company was able borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was amended and increased to $400,000. As of March 31, 2023, both the Company and the Sponsor mutually agreed to extend the maturity date of the original Note. On March 27, 2024, the maximum amount available under the Note was, further, amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000. On November 29, 2024, the maximum amount available under the Note was further amended and increased to $2,780,000. On February 21, 2025, the maximum amount available under the Note was further amended and increased to $3,530,000 and the maturity date was extended to the earlier of (i) the close of the Company’s initial business combination or (ii) May 31, 2025.

On March 24, 2025, the Note was amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination.

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

On February 4, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from January 31, 2025 to February 28, 2025.

On February 27, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from February 28, 2025 to March 31, 2025.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans (as defined below) may be convertible into Units of the post-business combination entity at a price of $10.00 per unit. The Units would be identical to the Private Units. As of December 31, 2024 and 2023, there was no amount outstanding under the Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until March 31, 2025 (September 30, 2025, if extended by the full amount of time), as extended, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by March 31, 2025 (September 30, 2025, if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 31, 2025 (September 30, 2025, if extended by the full amount of time). The Company intends to complete a Business Combination with Cyabra before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024.

Contractual Obligations

Promissory Notes - Related Party

On May 17, 2022, we issued a non-interest bearing unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was further increased to $400,000. As of March 31, 2023, both we and the Sponsor mutually agreed to extend the maturity date of the original Note. On November 21, 2023, the Note was further amended to permit us to pay certain expenses of the Sponsor which would reduce the principal balance of the Note by the same amount. On March 27, 2024, the maximum amount available under the Note was further amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000. On November 29, 2024, the maximum amount available under the Note was further amended and increased to $2,780,000. On February 21, 2025, the maximum amount available under the Note was further amended and increased to $3,530,000 and the maturity date was extended to the earlier of (i) the close of our initial business combination or (ii) May 31, 2025. As of December 31, 2024 and 2023, there was $2,529,445 and $321,585, respectively, outstanding under the Promissory Note.

On March 24, 2025, the Note was amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination.

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

Critical Accounting Estimates

Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. Some of the more significant estimates are in connection with determining the fair value of the stock-based compensation and the derivative financial instruments at the time of the initial public offering. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. We have not identified any critical accounting estimates as of December 31, 2024.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2024. The adoption of ASU 2023-09 did not have a material effect on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 for the year ended December 31, 2024. The adoption of ASU 2023-07 did not have a material effect on the Company’s financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION

Extension

On February 29, 2024, the board of directors approved the exercise by the Company of the automatic extension of the time the Company has to complete a business combination by an additional three months from March 31, 2024 to June 30, 2024. On June 25, 2024, the board of directors approved the exercise by the Company of the automatic extension of the time the Company has to complete a business combination by an additional three months from June 30, 2024 to September 30, 2024. Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company in connection with the Initial Public Offering, in order for the time available for the Company to consummate a Business Combination to be extended, the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $690,000 in full, (or $0.10 per share) for each extension, on or prior to the date of the applicable deadline.

Through December 31, 2024, the Sponsor deposited a total of $1,713,146 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to January 31, 2025.

On February 4, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from January 31, 2025 to February 28, 2025. On February 27, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from February 28, 2025 to March 31, 2025.

The Extension Payment was loaned as a draw down pursuant to a non-interest bearing unsecured promissory note the Company issued to the Sponsor on May 17, 2022, pursuant to the Company was able to borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was amended and increased to $400,000. As of March 31, 2023, both the Company and the Sponsor mutually agreed to extend the maturity date of the original Note. On March 27, 2024, the maximum amount available under the Note was, further, amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000. On November 29, 2024, the maximum amount available under the Note was further amended and increased to $2,780,000. On February 21, 2025, the maximum amount available under the Note was further amended and increased to $3,530,000 and the maturity date was extended to the earlier of (i) the close of the Company’s initial business combination or (ii) May 31, 2025.

On March 24, 2025, the Note was amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination.

As approved by its stockholders at the Annual Meeting of stockholders held on September 26, 2024, the Company filed an amendment to its Charter with the Delaware Secretary of State on September 27, 2024, and also amended its investment management trust agreement, to (a) modify the terms and extend the date by which the Company has to consummate a business combination by allowing the Company, through resolution of the board of directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2024 to September 30, 2025, or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto; and (b) to remove the provision which permitted the withdrawal of $100,000 from the trust account of the Company in order to pay dissolution expenses. For each monthly extension approved by the Board, the monthly payment required to be deposited into the Trust Account to extend the Termination Date by one month should be the lesser of (i) $0.035 for each outstanding share of Public Stock after giving effect to the redemption, and (ii) $100,000.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Arie Rabinowitz	53	Director and Chief Executive Officer
Scott Burell	60	Chief Financial Officer
Yosef Eichorn	33	Chief Development Officer
Joseph Hammer	46	Chairman of the Board
Barak Avitbul	51	Director
Olga Castells	51	Director
Patrick Donovan	47	Director

Arie Rabinowitz - Chief Executive Officer and Director

Mr. Rabinowitz is the founder of LHX Corp., a New York limited liability company and a family office service company for a single family (“LHX”). The family’s primary securities investment vehicle is Alpha Capital Anstalt. In February 2025, LHX succeeded LH Financial Services Corp., co-founded by Mr. Rabinowitz, as the family office. LHX has the same functions and substantially the same management as LH Financial had. It occupies the same offices as previously occupied by LH Financial and all the management and staff of LHX were previously employed by LH Financial. LH Financial is winding down its operations. Mr. Rabinowitz served as Vice President and Chief Investment Officer of LH Financial from inception in 1997 until 2010. From 2010 until February 2025 Mr. Rabinowitz served as Chief Executive Officer of LH Financial. LHX evaluates investment opportunities in a wide variety of asset classes including public companies, private companies, development stage companies, technology institutions, startup incubators, and other ventures to determine if they fit within the framework of the family office’s investment criteria. LHX., under the guidance of Mr. Rabinowitz, subsequently facilitates investments and exits from investments approved by the family. LHX also participates and facilitates charitable endeavors for itself and the family in many charitable causes, including organizations that foster education, family, and health across North America, Israel, and elsewhere. Mr. Rabinowitz advises, on a pro bono basis, a charity organization in the U.S. and Israel. In addition, Mr. Rabinowitz serves on the board of directors for Areivim, Inc., a community committed to the well-being of at-risk children, their parents, and siblings. Mr. Rabinowitz is the founder and CEO of ACR Foundation, a 501(c)3 registered charitable trust focused on both local and international charitable causes. Mr. Rabinowitz is the father-in-law of Mr. Eichorn. Mr. Rabinowitz graduated from Lander College of Arts & Sciences with a BS in Mathematics.

Scott Burell - Chief Financial Officer

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

Yosef Eichorn - Chief Development Officer

Mr. Eichorn currently serves as the Vice President of Investments at LHX. Mr. Eichorn has served in this capacity since February 2025. Previously he served in the same capacity at LH Financial. since January 2020. Mr. Eichorn focuses on evaluating new investment opportunities in addition to monitoring the family’s active portfolio companies. From March 2019 to September 2021, Mr. Eichorn served as Compliance Officer at LH Financial. He was responsible for compliance, developing and updating LH Financial’s and its family client’s compliance framework and procedures to ensure that LH and its family client comply with applicable policies and regulations. From July 2018 to December 2019, Mr. Eichorn served as a Research Analyst at LH Financial. Mr. Eichorn is the son-in-law of Mr. Rabinowitz. Yosef Eichorn graduated from Empire State College with a BS in Liberal Arts.

Joseph Hammer - Chairman of The Board of Directors

Since February 2025, Mr. Hammer has served as the Chief Investing Officer (“CIO”) at LHX. Prior to that he held the same role at LH Financial since 2010. As the CIO, Mr. Hammer sources potential investments for the family office and provides continued guidance to Alpha for many of the family’s investments and mergers, and in particular, within the Middle East. In addition, Mr. Hammer originates numerous charitable endeavors and relationships for LHX and the family, including organizations that foster education, family, and health across North America, Israel, and elsewhere. Mr. Hammer is a Board Member of Gratitude Railroad LLC, a community of investors, operating an alternative investment platform, who are inspired and dedicated to solving environmental and social problems through the profitable deployment of financial, intellectual, and human capital. Mr. Hammer is the founder of The JDH Foundation, a 501(c)3 charitable organization which supports both local and international charitable causes. He is also the Chairman of the Executive Committee of Chai Lifeline, Inc., a health support network for children, families and communities impacted by serious illness or loss. He serves as a Board Member of The Duvdevan Foundation, a support system for soldiers in the elite Duvdevan Unit of the Israeli Defense Forces.

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

Olga Castells is a member of the Board of Directors. Ms. Castells is a Managing Director at Socorro Partners, a position she has held since November 2024 and where she focuses on growing the Tax M&A practice of the firm, and providing tax consulting services to middle market clients across various industries. Prior to that she was a Tax Senior Director at Oracle Corporation, a position she held since 2010, where she was responsible for audit controversy matters in Canada and Latin America, a region with approximately $3b in annual revenue. Prior to joining Oracle, Ms. Castells worked for PricewaterhouseCoopers (PwC) for five years and held a variety of positions where she performed international tax planning for large multi-national clients with operations in Europe, Asia, Latin America and the Caribbean in a variety of industries, including consumer products, retail, manufacturing, franchise services and power generation. Ms. Castells completed a Master of Science in Taxation from University of Miami and graduated from University of Miami cum laude with a BS in Accounting. Ms. Castells is a Certified Public Accountant licensed in Florida.

Patrick Donovan is a member of the Board of Directors. From February 2025 to the present Mr. Donovan has been the CFO of Pure Thought, Inc., an artificial intelligence software startup. Mr. Donovan is also a founding partner of Lokahi Capital, a private equity firm located in Delray, Florida. Mr. Donovan brings an international business background, working in Europe and the United States, while serving a global client base. His career began in commercial real estate finance and evolved with a move to investment banking with Credit Suisse in London in 2005. He also held positions as a Fixed Income Portfolio Manager at UBS in London and a Structured Credit Trader at AVM/III Capital located in Florida, US. Mr. Donovan has been a Board of Trustee member of Gulf Stream School since 2018 and currently chairs the Finance Committee. Mr. Donovan earned a Master of Business Administration from Washington University Olin School of Business and a BS in Finance from University of Missouri.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 24, 2025, with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon conversion of the rights or exercise of the warrants, as the rights and warrants are not exercisable within 60 days.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned	Shares
Trailblazer Sponsor Group, LLC (1)	2,119,500	47.1%
Arie Rabinowitz	*	*
Scott Burell	*	*
Yosef Eichorn	*	*
Joseph Hammer	2,119,500	47.1%
Barak Avitbul	*	*
Olga Castells	*	*
Patrick Donovan	*	*
All officers and directors as a group	*	*
(7 individuals)	2,119,500	47.1%

Other 5% Holders
AQR Capital Management, LLC (2)	438,763	9.8%
TD Securities (USA) LLC (3)	240,000	5.3%
Kerry Proper/Antonio Ruiz-Gimenez (4)	400,000	8.9%
Karpus Management, Inc. (5)	246,490	5.5%

*	Less than one percent.

(1)	Trailblazer Sponsor Group, LLC, the Sponsor, is the record holder of the shares reported herein. Joseph Hammer, our Chairman, is a manager of the Sponsor. Consequently, he may be deemed the beneficial owner of the shares held by our sponsor and has voting and dispositive control over such securities. Each of the Company’s officers and directors disclaims beneficial ownership of any shares other than to the extent he or she may have a pecuniary interest therein, directly or indirectly. The business address of each of these entities and individuals is at 510 Madison Avenue, Suite 1401, New York, NY 10022.
(2)	According to a Schedule 13G filed on November 7,, 2024, AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC share beneficial ownership of 438,763 shares of Class A common stock. The business address for the reporting persons is One Greenwich Plaza, Greenwich, CT 06830.
(3)

According to a Schedule 13G filed on February 11, 2025, TD Securities (USA) LLC has sole beneficial ownership of 240,000 shares of Class A common stock. The business address for the reporting persons is One Vanderbilt Avenue, New York, NY 10017.

(4)

According to a Schedule 13G filed on February 14, 2025, Kerry Proper and Antonio Ruiz-Gimenez share beneficial ownership of 400,000 shares of Class A common stock. The business address for the reporting persons is 1 Pennsylvania Plaza, 48th Floor, New York, NY 10119

(5)	According to a Schedule 13G filed on February 14, 2025, Karpus Management, Inc. has sole beneficial ownership of 246,490 shares of Class A common stock. The business address for the reporting persons is 183 Sully’s Trail, Pittsford, NY 14534

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

Promissory Notes

On May 17, 2022, we issued a non-interest bearing unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000. On January 20, 2023, the maximum amount available under the Note was further increased to $400,000. As of March 31, 2023, both we and the Sponsor mutually agreed to extend the maturity date of the original Note. On November 21, 2023, the Note was further amended to permit us to pay certain expenses of the Sponsor which would reduce the principal balance of the Note by the same amount. On March 27, 2024, the maximum amount available under the Note was further amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000. On November 29, 2024, the maximum amount available under the Note was further amended and increased to $2,780,000. On February 21, 2025, the maximum amount available under the Note was further amended and increased to $3,530,000 and the maturity date was extended to the earlier of (i) the close of our initial business combination or (ii) May 31, 2025. As of December 31, 2024 and 2023, there was $2,529,445 and $321,585, respectively, outstanding under the Promissory Note.

On March 24, 2025, the Note was amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of December 31, 2024 and 2023, there was no amount outstanding under the Working Capital Loan.

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

Item 14. Principal Accountant Fees and Services.

The engagement of Marcum LLP was approved by the Audit Committee of the Company’s Board of Directors. During the period from November 12, 2021 (inception) through December 31, 2024, Marcum has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to both firms for services rendered.

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Marcum for Audit Fees for the years ended December 31, 2024 and 2023 totaled $239,990 and $228,145, respectively.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum any Audit-Related Fees for the years ended December 31, 2024 and 2023.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning. We did not pay Marcum any Tax Fees for the years ended December 31, 2024 and 2023.

(4)	All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum any Other Fees for the years ended December 31, 2024 and 2023.

Pre-Approval Policy

Our audit committee was formed upon the pricing of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 28, 2023, by and among the Company, LifeSci and Ladenburg; (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on April 3, 2023).
2.1	Second Amendment to Promissory Note dated as of March 31, 2023 (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on April 28, 2023).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on April 3, 2023).
3.4	By Laws (incorporated by reference to Exhibit 3.4 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
4.4	Rights Agreement, dated March 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Form 8K filed by the Registrant on April 3, 2023).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 filed with the Form 10-K filed by the Registrant on March 29, 2024)
10.1	Letter Agreements, dated March 28, 2023, by and between the Company and each of the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.2	Investment Management Trust Agreement, dated March 28, 2023 by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.3	Registration Rights Agreement, dated March 28, 2023, by and among the Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.4	Indemnity Agreements, dated March 28, 2023, by and between the Company and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on April 3, 2023).

10.5	Stock Escrow Agreement, dated March 28, 2023, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.6	Private Placement Units Purchase Agreement, dated March 28, 2023, by and between the Company and Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.7	Promissory Note, dated May 17, 2022, issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.2 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.8	Amendment to Promissory Note, dated January 20, 2023 issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.9	Securities Subscription Agreement, dated May 17, 2022, between the registrant and Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.6 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.10	Exchange Agreement, dated September 23, 2022, between the registrant and Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.10 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.11	Sponsor Shares Forfeiture Agreement, dated January 20, 2023, between the registrant and Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.11 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.12	Advisory Agreement, dated September 23, 2022, between the Trailblazer Sponsor Group, LLC on behalf of the registrant and LifeSci Capital (incorporated by reference to Exhibit 10.12 filed with the Form S-1/A filed by the Registrant on March 13, 2023).
10.13	Amendment No. 1 to the Advisory Agreement, dated March 9, 2023, between the Trailblazer Sponsor Group, LLC on behalf of the registrant and LifeSci Capital (incorporated by reference to Exhibit 10.13 filed with the Form S-1/A filed by the Registrant on March 13, 2023).
10.14	Amendment to Promissory Note, dated March 27, 2024, issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.14 filed with the Form 10-K filed by the Registrant on March 29, 2024)
10.15 *	Amended and Restated Promissory Note dated March 24, 2025
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 filed with the Form 10-K filed by the Registrant on March 29, 2024)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAILBLAZER MERGER CORPORATION I
Dated: March 25, 2025

	By:	/s/ Arie Rabinowitz
	Name:	Arie Rabinowitz
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arie Rabinowitz	Chief Executive Officer and Director	March 25, 2025
Arie Rabinowitz	(Principal Executive Officer)

/s/ Scott Burell	Chief Financial Officer	March 25, 2025
Scott Burell	(Principal Accounting and Financial Officer)

/s/ Yosef Eichorn	Chief Development Officer	March 25, 2025
Yosef Eichorn

/s/ Joseph Hammer	Chairman	March 25, 2025
Joseph Hammer

/s/ Barak Avitbul	Director	March 25, 2025
Barak Avitbul

/s/ Olga Castells	Director	March 25, 2025
Olga Castells

/s/ Patrick Donovan	Director	March 25, 2025
Patrick Donovan

TRAILBLAZER MERGER CORPORATION I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Trailblazer Merger Corporation I

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trailblazer Merger Corporation I (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company is a Special Purpose Acquisition Company that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before March 31, 2025, or by resolution of its Board of Directors and if requested by the Sponsor, to extend the business combination deadline by one month each time from March 31, 2025 to September 30, 2025. The Company entered into a definitive merger agreement with a business combination target on July 22, 2024, which was amended on November 11, 2024; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to March 31, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after March 31, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
March 25, 2025

TRAILBLAZER MERGER CORPORATION I

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current assets
Cash	$63,829	$607,816
Cash – restricted	802,993	—
Prepaid expenses	34,834	141,937
Total current assets	901,656	749,753

Prepaid insurance	—	25,681
Marketable securities held in Trust Account	26,832,298	72,994,863
Total Assets	$27,733,954	$73,770,297

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,189,196	$238,834
Accrued offering costs	—	75,000
Income taxes payable	894,699	306,834
Excise tax payable	497,749	—
Promissory note related party	2,529,445	321,585
Total current liabilities	5,111,089	942,253
Deferred tax liability	—	210,152
Deferred underwriting fee payable	2,070,000	2,070,000
Total Liabilities	7,181,089	3,222,405

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 2,379,616 and 6,900,000 shares at redemption value at $11.19 per share as of December 31, 2024 and $10.47 at December 31, 2023, respectively	26,634,152	72,224,950

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized: 2,119,499 issued and outstanding (excluding 2,379,616 and 6,900,000 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	212	212
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1 share issued and outstanding at December 31, 2024 and 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(6,081,499)	(1,677,270)
Total Stockholders’ Deficit	(6,081,287)	(1,677,058)
Total Liabilities and Stockholders’ Deficit	$27,733,954	$73,770,297

The accompanying notes are an integral part of these consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Operating and formation costs	$2,293,333	$543,536
Loss from operations	(2,293,333)	(543,536)

Other income (expense):
Stock-based compensation expense	—	(207,087)
Interest earned on marketable securities held in Trust Account	3,296,420	2,606,031
Unrealized gain on marketable securities held in Trust Account	—	8,832
Other income, net	3,296,420	2,407,776

Income before provision for income taxes	1,003,087	1,864,240
Provision for income taxes	(725,429)	(516,986)
Net income	$277,658	$1,347,254

Basic weighted average shares outstanding, Class A common stock	7,830,576	7,165,376

Basic net income per share, Class A common stock	$0.04	$0.19

Diluted weighted average shares outstanding, Class A common stock	7,830,576	7,220,855

Diluted net income per share, Class A common stock	$0.04	$0.19

Basic and diluted weighted average shares outstanding, Class B common stock	1	1

Basic and diluted net income per share, Class B common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances — December 31, 2022	1,724,999	$172	1	$—	$24,828	$(5,187)	$19,813

Sale of 394,500 private placement units	394,500	40	—	—	3,944,960	—	3,945,000

Stock-based compensation expense to certain officers/directors	—	—	—	—	207,087	—	207,087

Fair value of rights included in public units	—	—	—	—	745,200	—	745,200

Allocated value of transaction costs to Class A shares	—	—	—	—	(89,233)	—	(89,233)

Remeasurement of carrying value to redemption value	—	—	—	—	(4,832,842)	(3,019,337)	(7,852,179)

Net income	—	—	—	—	—	1,347,254	1,347,254

Balances — December 31, 2023	2,119,499	212	1	—	—	(1,677,270)	(1,677,058)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(4,184,138)	(4,184,138)

Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	(497,749)	(497,749)

Net income	—	—	—	—	—	277,658	277,658

Balances — December 31, 2024	2,119,499	$212	1	$—	$—	$(6,081,499)	$(6,081,287)

The accompanying notes are an integral part of these consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$277,658	$1,347,254
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense to certain officers and directors	—	207,087
Interest earned on marketable securities held in Trust Account	(3,296,420)	(2,606,031)
Unrealized gain on marketable securities held in Trust Account	—	(8,832)
(Benefit) Deferred tax provision from income taxes	(210,152)	210,152
Changes in operating assets and liabilities:
Prepaid expenses	107,103	(139,854)
Prepaid insurance	25,681	(25,681)
Accounts payable and accrued expenses	950,362	237,544
Income taxes payable	587,865	306,834
Net cash used in operating activities	(1,557,903)	(471,527)

Cash Flows from Investing Activities:
Extension deposit into Trust Accounts	(1,713,146)	(70,380,000)
Proceeds from Trust Account to pay franchise and income taxes	1,397,196	—
Proceeds from Trust Account to pay the redeeming stockholders	49,774,936	—
Net cash provided by (used in) investing activities	49,458,985	(70,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	67,965,000
Proceeds from sale of private placement units	—	3,945,000
Proceeds from promissory note - related party	2,207,860	100,085
Repayment of promissory note - related party	—	(3,500)
Redemption payment to redeeming stockholders	(49,774,936)	—
Payment of offering costs	(75,000)	(581,635)
Net cash (used in) provided by financing activities	(47,642,076)	71,424,950

Net Change in Cash and Restricted Cash	259,006	573,423
Cash and Restricted Cash – Beginning of period	607,816	34,393
Cash and Restricted Cash – End of period	$866,822	$607,816

Cash and Restricted Cash, end of period
Cash	$63,829	$607,816
Cash - restricted	802,993	—
Cash and Restricted Cash – End of period	$866,822	$607,816

Supplementary cash flow information:
Cash paid for income taxes	$347,716	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Excise tax payable	$497,749	$—
Remeasurement of Class A common stock subject to redemption value	$4,184,138	$7,852,179
Deferred underwriting fee payable	$—	$2,070,000

The accompanying notes are an integral part of these consolidated financial statements.

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

As of December 31, 2024, the Company has two subsidiaries, Trailblazer Merger Sub Ltd, an Israeli company and a direct, wholly owned subsidiary of the Company incorporated on June 25, 2024, and Trailblazer Holdings, Inc. (“Holdings”), a Delaware corporation and a direct, wholly owned subsidiary of the Company incorporated on July 16, 2024. Holdings will be the public company following the closing of the Business Combination. The Business Combination transaction is structured as follows: (a) the Company shall merge with and into Holdings and Holdings shall be the survivor of such merger and (b) the merger subsidiary of the Company shall merge with and into the target, Cyabra Strategy Ltd. (“Cyabra”), with Cyabra being the surviving entity, following which the merger subsidiary will cease to exist and Cyabra will become a wholly owned subsidiary of Holdings.

As of December 31, 2024, the Company has not yet commenced any operations. All activity for the period November 12, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company seeks stockholder approval, it will only proceed with a Business Combination, if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), which was filed prior to the Initial Public Offering, increase the number of authorized shares, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), placement shares (shares of Class A common stock included in the Placement Units) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

On February 29, 2024, the board of directors approved the exercise by the Company of the automatic extension of the time the Company has to complete a business combination by an additional three months from March 31, 2024 to June 30, 2024. On June 25, 2024, the board of directors approved the exercise by the Company of the automatic extension of the time the Company has to complete a business combination by an additional three months from June 30, 2024 to September 30, 2024. Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company in connection with the Initial Public Offering, in order for the time available for the Company to consummate a Business Combination to be extended, the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $690,000 in full, (or $0.10 per share) for each extension, on or prior to the date of the applicable deadline.

Through December 31, 2024, the Sponsor deposited a total of $1,713,146 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to January 31, 2025. The Extension Payment was loaned as a draw down pursuant to an unsecured promissory note the Company issued to the Sponsor (see Note 5).

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

On February 4, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from January 31, 2025 to February 28, 2025 (see Note 11).

On February 27, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from February 28, 2025 to March 31, 2025 (see Note 11).

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units. As of December 31, 2024 and 2023, there were no amount outstanding under the Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the consolidated financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until March 31, 2025, as extended, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by March 31, 2025 (September 30, 2025, if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 31, 2025 (September 30, 2025, if extended by the full amount of time). The Company intends to complete a Business Combination with Cyabra (see Note 6) before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

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

As of December 31, 2024, the Company has recorded 1% excise tax payable based on the amount redeemed or an aggregate amount of $497,749 and is presented in the accompanying consolidated balance sheets. The $497,749 excise tax payable is due on April 30, 2025.7

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Holdings. As of December 31, 2024, Trailblazer Merger Sub Ltd had no financial activities. All intercompany transactions were eliminated in the consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $63,829 and $607,816 in unrestricted cash and no cash equivalents as of December 31, 2024 and 2023, respectively.

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of December 31, 2024 and 2023, the balance was $802,993 and $0, respectively. Cash – restricted at December 31, 2024 represents cash that was withdrawn from the Trust Account to pay franchise and income taxes but is yet to be utilized at the end of the period.

Marketable Securities in Trust Account

The Company’s assets held in Trust Account were invested in U.S. treasury bills until September 19, 2024. Subsequent to September 19, 2024, all of the assets held in the Trust Account were held in money market funds. At December 31, 2023, all of the assets held in the Trust Account were held in US treasury bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the consolidated balance sheets and with unrealized gains or losses, if any, presented on the consolidated statements of operations. From inception through December 31, 2024, the Company withdrew $1,397,196 of interest earned on the Trust Account to pay for the Company franchise and income taxes payable. As of December 31, 2024, $802,993 of the amount withdrawn from Trust remains to be utilized.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees, cash underwriting discount, and deferred underwriting fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Public Rights (as defined in Note 3) were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs paid during the period ended December 31, 2024 and 2023 were $75,000 and $581,635, respectively.

Class A Redeemable Stock Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2024 and 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

At December 31, 2024 and 2023, the Class A common stock subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(745,200)
Class A common stock issuance costs	(3,882,029)
Plus:
Remeasurement of carrying value to redemption value	7,852,179
Class A Common Stock subject to possible redemption, December 31, 2023	72,224,950
Less:
Redemption of Class A common stock	(49,774,936)
Plus:
Remeasurement of carrying value to redemption value	4,184,138
Class A Common Stock subject to possible redemption, December 31, 2024	$26,634,152

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2024, the Company reported a net deferred tax liability of $0, the deferred tax asset of $291,092 was fully offset by a valuation allowance. As of December 31, 2023, the Company reported a net deferred tax liability of $210,151, the deferred tax asset of $82,679 was fully offset by a valuation allowance. The Company’s effective tax rate was 72.32% and 27.73% for the year ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2024 and 2023, due to stock-based compensation expense, interest and penalties related to income taxes, merger and acquisition related costs, and the valuation allowance on the deferred tax assets related to organization expenses.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpayment of income tax as income tax expense. As of December 31, 2024 and 2023, the Company incurred $75,181 and $0, respectively, for interest and penalties related to underpayment of income taxes. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except share amounts):

	For the Year December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic net income per common stock
Numerator:
Allocation of net income	$277,658	$—	$1,347,254	$—
Denominator:
Basic and weighted average common stock outstanding	7,830,576	1	7,165,376	1
Basic net income per common stock	$0.04	$—	$0.19	$—

	For the Year December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Diluted net income per common stock
Numerator:
Allocation of net income	$277,658	$—	$1,347,254	$—
Denominator:
Diluted weighted average common stock outstanding	7,830,576	1	7,220,855	1
Diluted net income per common stock	$0.04	$—	$0.19	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2024. The adoption of ASU 2023-09 did not have a material effect on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 for the year ended December 31, 2024. The adoption of ASU 2023-07 did not have a material effect on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

On March 28, 2023, the Chief Financial Officer of the Company and three directors (the “subscribers”) entered into subscription agreements with the Sponsor for an interest in the Sponsor company for their own investment purposes. The interest is backed by the Class A common stock owned by the Company as of March 28, 2023, the date of issuance. As such, the subscribers will participate in the profits or losses of the Sponsor company though date of liquidation. The subscription into interests of the Class A common stock founder shares to the Company’s management and directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The 47,500 Class A common stock which support the subscription interests of management and the directors has a fair value of $207,087 or $4.36 per share, which has been recorded as stock-based compensation. The fair value was determined using a Monte Carlo Model with a volatility of 7.2%, risk-free rate of 3.97% and a stock price of $9.89 as of the valuation date of March 28, 2023. These interests are not subject to performance conditions and as such stock-based compensation of $207,087 was recorded on the statement of operations in March 2023.

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

Promissory Note — Related Party

On May 17, 2022, the Company issued a non-interest bearing unsecured promissory note to the Sponsor (the “Promissory Note”) as amended on January 20, 2023 and as further amended as of March 31, 2023, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000 (as amended). On November 21, 2023, the Promissory Note was further amended to permit the Company to pay certain expenses of the Sponsor which would reduce the principal balance of the Promissory Note by the same amount. On March 27, 2024, the maximum amount available under the Note was further amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000. On November 29, 2024, the maximum amount available under the Note was further amended and increased to $2,780,000. On February 21, 2025, the maximum amount available under the Note was further amended and increased to $3,530,000 (see Note 11) and the maturity date was extended to the earlier of (i) the close of the Company’s initial business combination or (ii) May 31, 2025. As of December 31, 2024 and 2023, there was $2,529,445 and $321,585, respectively, outstanding under the Promissory Note.

On March 24, 2025, the Promissory Note was amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Promissory Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Promissory Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units (see Note 4). As of December 31, 2024 and 2023, there was no amount outstanding under the Working Capital Loan.

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

Vendor Agreement

On April 10, 2024, the Company entered into an agreement with a vendor for legal services with respect to Israeli transactional legal matters pertaining to business combination involving Cyabra. The Company and the vendor agreed to a cap in fees of $117,000 (including taxes) if the Business Combination does not close, and a cap in fees of $210,600 (including taxes) if the Business Combination closes. As of December 31, 2024, the Company has paid the vendor the full amount of $117,000.

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

On November 11, 2024, the parties thereto amended the Merger Agreement to: (i) increase the size of the Trailblazer Board from five directors to seven directors; (ii) remove the director election proposal from the Required Parent Proposals (as defined in the Merger Agreement); (iii) increase the size of the 2024 Plan from 10% to 15% due to the fact that certain previously contemplated grants will be included as part of the 2024 Plan; (iv) amend the provision related to the share grant to the Cyabra Key Employees to clarify that such grant may be subject to additional vesting conditions as agreed upon between the respective Cyabra Key Employee and Cyabra; and (v) amend the outside closing date from December 31, 2024 to March 1, 2025.

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

In the event that in excess of $3,500,000 remains in the Trust Account after redemption of the Company Class A Common Stock in connection with the Merger, the PIPE Investment shall be reduced by the amount by which the Trust Account exceeds $3,500,000. Further, up to $1,000,000 of the PIPE Investment may be provided upon the initial filing of the Registration Statement with the Securities and Exchange Commission, if mutually agreed upon between the parties. To date, none of the PIPE Investment has been provided.

NOTE 7.  STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2024 and 2023, there were 2,119,499 shares of Class A common stock issued and outstanding, excluding 2,379,616 and 6,900,000 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 5,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2024 and 2023, there was 1 share of Class B common stock issued and outstanding.

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

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-initial business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination.

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

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax liability
Startup Costs	$291,092	$82,679
Unrealized gain – Trust	—	(210,152)
Total deferred tax asset (liability)	291,092	(127,473)
Valuation allowance	(291,092)	(82,679)
Deferred tax liability, net of allowance	$—	$(210,152)

The income tax provision for the year ended December 31, 2024 and 2023 consists of the following:

	December 31,	December 31,
	2024	2023
Federal
Current	$860,400	$306,834
Deferred	(418,565)	128,145
State
Current	—	—
Deferred	—	—
Penalties and interests on underpayment of estimated income taxes	75,181	—
Change in valuation allowance	208,413	82,007
Income tax provision	$725,429	$516,986

As of December 31, 2024 and 2023, the Company had no U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2024 and 2023, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2024 and 2023, the change in the valuation allowance were $208,413 and $82,007, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Fair value of compensation expense	—	2.3%
Penalties and interests on income taxes	7.5%	0.0%
Merger & acquisitions related costs	23.0%	0.0%
Change in valuation allowance	20.8%	4.4%
Income tax provision	72.3%	27.7%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to stock-based compensation expense, interest and penalties related to income taxes, merger and acquisition related costs, and the valuation allowance on the deferred tax assets related to organization expenses.

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

At December 31, 2024, assets held in the Trust Account were comprised of $26,832,298 in money market funds. During the period ended December 31, 2024, the Company has withdrawn $1,397,196 interest income from the Trust Account to pay for the Company franchise and income taxes.

At December 31, 2023, assets held in the Trust Account were comprised of $152 in cash and $72,994,711 in U.S. Treasury securities. During the year ended December 31, 2023, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description

	Level	December 31, 2024	December 31, 2023
Assets:
Marketable securities held in Trust Account	1	26,832,298	72,994,711
Total marketable securities held in Trust Account	1	$26,832,298	$72,994,711

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	For the Years Ended December 31,
	2024	2023
General and administrative expenses	$2,293,333	$543,536
Interest earned on the Trust Account	$3,296,420	$2,606,031

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date through the date that the consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 4, 2025, The Sponsor has funded the extension that had previously been approved by the Board by depositing $83,287 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination from January 31, 2025 to February 28, 2025.

On February 21, 2025, the maximum amount available under the Note was further amended and increased to $3,530,000 and the maturity date was extended to the earlier of (i) the close of the Company’s initial business combination or (ii) May 31, 2025.

On February 27, 2025, The Sponsor has funded the extension that had previously been approved by the Board by depositing $83,287 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination from February 28, 2025 to March 31, 2025.

On March 24, 2025, the Promissory Note was amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Promissory Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Promissory Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination.