Form 10-Q
period 2025-03-31
Trailblazer Merger Corp I
filed 2025-05-14
CIK 1934945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 12, 2025, there were 4,499,115 shares of Class A common stock, $0.0001 par value and 1 share of Class B common stock, $0.0001 par value, issued and outstanding.

TRAILBLAZER MERGER CORPORATION I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$37,305	$63,829
Cash – restricted	802,993	802,993
Prepaid expenses	5,227	34,834
Total current assets	845,525	901,656

Marketable securities held in Trust Account	27,278,757	26,832,298
Total Assets	$28,124,282	$27,733,954

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,571,294	$1,189,196
Income taxes payable	959,754	894,699
Excise tax payable	497,749	497,749
Promissory note related party	2,923,445	2,529,445
Total current liabilities	5,952,242	5,111,089

Deferred underwriting fee payable	2,070,000	2,070,000
Total Liabilities	8,022,242	7,181,089

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 2,379,616 shares at redemption value at $11.33 and $11.19 per share as of March 31, 2025 and December 31, 2024, respectively	26,965,556	26,634,152

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized: 2,119,499 issued and outstanding (excluding 2,379,616 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	212	212
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(6,863,728)	(6,081,499)
Total Stockholders’ Deficit	(6,863,516)	(6,081,287)
Total Liabilities and Stockholders’ Deficit	$28,124,282	$27,733,954

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
General and administrative expenses	$665,655	$388,331
Loss from operations	(665,655)	(388,331)

Other income (expense):
Interest earned on marketable securities held in Trust Account	279,885	953,592
Unrealized loss on marketable securities held in Trust Account	—	(3,973)
Other income, net	279,885	949,619

(Loss) Income before provision for income taxes	(385,770)	561,288
Provision for income taxes	(65,055)	(188,920)
Net (loss) income	$(450,825)	$372,368

Basic and diluted weighted average shares outstanding, Class A common stock	4,499,115	9,019,499

Basic and diluted net (loss) income per share, Class A common stock	$(0.10)	$0.04

Basic and diluted weighted average shares outstanding, Class B common stock	1	1

Basic and diluted net (loss) income per share, Class B common stock	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances — December 31, 2024	2,119,499	$212	1	$—	$—	$(6,081,499)	$(6,081,287)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(331,404)	(331,404)

Net loss	—	—	—	—	—	(450,825)	(450,825)

Balances – March 31, 2025 (unaudited)	2,119,499	$212	1	$—	$—	$(6,863,728)	$(6,863,516)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances — December 31, 2023	2,119,499	$212	1	$—	$—	$(1,677,270)	$(1,677,058)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(1,400,699)	(1,400,699)

Net income	—	—	—	—	—	372,368	372,368

Balances – March 31, 2024 (unaudited)	2,119,499	$212	1	$—	$—	$(2,705,601)	$(2,705,389)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(450,825)	$372,368
Adjustments to reconcile net (loss) income to net cash used in by operating activities:
Interest earned on marketable securities held in Trust Account	(279,885)	(953,592)
Unrealized gain on marketable securities held in Trust Account	—	3,973
Deferred benefit from income taxes	—	(141,803)
Changes in operating assets and liabilities:
Prepaid expenses	3,926	32,301
Prepaid insurance	25,681	25,681
Accounts payable and accrued expenses	382,098	148,243
Income taxes payable	65,055	330,723
Net cash used in operating activities	(253,950)	(182,106)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	—	152,927
Extension deposit into Trust Account	(166,574)	(690,000)
Net cash used in investing activities	(166,574)	(537,073)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	394,000	690,000
Net cash provided by financing activities	394,000	690,000

Net Change in Cash	(26,524)	(29,179)
Cash – Beginning of period	866,822	607,816
Cash – End of period	$840,298	$578,637

Cash and Restricted Cash, end of period
Cash	$37,305	$578,637
Cash – restricted	802,993	—
Cash and Restricted Cash – End of period	$840,298	$578,637

Non-Cash investing and financing activities:
Remeasurement of carrying value to redemption value	$331,404	$1,400,699

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

As of March 31, 2025, the Company has two subsidiaries, Trailblazer Merger Sub Ltd, an Israeli company and a direct, wholly owned subsidiary of the Company incorporated on June 25, 2024, and Trailblazer Holdings, Inc. (“Holdings”), a Delaware corporation and a direct, wholly owned subsidiary of the Company incorporated on July 16, 2024. On July 22, 2024, the Company entered into a merger agreement, by and among Company, Trailblazer Merger Sub, Ltd., Holdings, and Cyabra Strategy Ltd., a private company organized in Israel (“Cyabra”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). In the Merger Agreement. the Business Combination transaction is structured as follows: (a) the Company shall merge with and into Holdings and Holdings shall be the survivor of such merger and (b) the merger subsidiary of the Company shall merge with and into the target, Cyabra, with Cyabra being the surviving entity, following which the merger subsidiary will cease to exist and Cyabra will become a wholly owned subsidiary of Holdings. Holdings will be the public company following the closing of the Business Combination.

As of March 31, 2025, the Company has not yet commenced any operations. All activity for the period November 12, 2021 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Through March 31, 2025, the Sponsor deposited a total of $1,879,719 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to March 31, 2025. The Extension Payment was loaned as a draw down pursuant to an unsecured promissory note the Company issued to the Sponsor (see Note 5).

On April 1, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from March 31, 2025 to April 30, 2025 (see Note 10).

On May 2, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from April 30, 2025 to May 31, 2025 (see Note 10).

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units. As of March 31, 2025 and December 31, 2024, there were no amount outstanding under the Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the consolidated financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until May 31, 2025, as extended, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by May 31, 2025 (September 30, 2025, if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 31, 2025 (September 30, 2025, if extended by the full amount of time). The Company intends to complete a Business Combination with Cyabra (see Note 6) before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Any amount of such Excise Tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% of failure to file penalty per month and 0.5% failure to pay penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. The Company had no common stock redemptions in 2023 and no excise tax was due on October 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company has recorded 1% excise tax payable based on the amount redeemed or an aggregate amount of $497,749 and is presented in the accompanying consolidated balance sheets. The $497,749 excise tax payable was due on April 30, 2025. As of April 30, 2025, the $497,749 excise tax payable remains unpaid, and the related interest and penalties will be applied and accrued accordingly.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K as filed with the SEC on March 25, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and Holdings. As of March 31, 2025, Trailblazer Merger Sub Ltd had no financial activities. All intercompany transactions were eliminated in the condensed consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $37,305 and $63,829 in unrestricted cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of March 31, 2025 and December 31, 2024, the balance was $802,993. Cash – restricted at March 31, 2025 and December 31, 2024 represents cash that was withdrawn from the Trust Account to pay franchise and income taxes but is yet to be utilized at the end of the period.

Marketable Securities in Trust Account

The Company’s assets held in Trust Account were invested in U.S. treasury bills until September 19, 2024. Subsequent to September 19, 2024, all of the assets held in the Trust Account were held in money market funds. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the condensed consolidated balance sheets and with unrealized gains or losses, if any, presented on the consolidated statements of operations. From inception through March 31, 2025, the Company withdrew $1,397,196 of interest earned on the Trust Account to pay for the Company franchise and income taxes payable. As of March 31, 2025, $802,993 of the amount withdrawn from Trust remains to be utilized and is reflected on the accompanying unaudited condensed consolidated balance sheets within restricted cash.

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

Class A Redeemable Stock Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2025 and December 31, 2024, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

At March 31, 2025 and December 31, 2024, the Class A common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(745,200)
Class A common stock issuance costs	(3,882,029)
Redemption of Class A common stock	(49,774,936)
Plus:
Remeasurement of carrying value to redemption value	12,036,317
Class A Common Stock subject to possible redemption, December 31, 2024	$26,634,152
Plus:
Remeasurement of carrying value to redemption value	331,404
Class A Common Stock subject to possible redemption, March 31, 2025	$26,965,556

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company reported a net deferred tax liability of $0, and the deferred tax asset of $349,844 and $291,092, respectively, was fully offset by a valuation allowance. The Company’s effective tax rate was (16.86)% and 33.66% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025 and 2024, due to interest and penalties related to income taxes, merger and acquisition related costs, and the valuation allowance on the deferred tax assets related to organization expenses.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpayment of income tax as income tax expense. As of March 31, 2025 and December 31, 2024, the Company incurred $16,779 and $75,181, respectively, for interest and penalties related to underpayment of income taxes. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2025.

Net (Loss) Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Subsequent remeasurement of the redeemable Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value. Net (loss) income per share of common stock is computed by dividing the pro rata net (loss) income between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the rights issued in connection with the IPO, as well as rights issuable upon the exercise of the conversion option on outstanding working capital loans, since the exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. The rights are exercisable for 729,450 shares of Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(450,825)	$—	$372,368	$—
Denominator:
Basic and diluted weighted average common stock outstanding	4,499,115	1	9,019,499	1
Basic and diluted net (loss) income per common stock	$(0.10)	$—	$0.04	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has not yet adopted the ASU 2023-09 and is currently evaluating its impact on the Company’s financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 beginning January 1, 2024. The adoption of ASU 2023-07 did not have a material effect on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Promissory Note — Related Party

On May 17, 2022, the Company issued a non-interest bearing unsecured promissory note to the Sponsor (the “Promissory Note”) as amended on January 20, 2023 and as further amended as of March 31, 2023, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000 (as amended). On November 21, 2023, the Promissory Note was further amended to permit the Company to pay certain expenses of the Sponsor which would reduce the principal balance of the Promissory Note by the same amount. On March 27, 2024, the maximum amount available under the Note was further amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000. On November 29, 2024, the maximum amount available under the Note was further amended and increased to $2,780,000. On February 21, 2025, the maximum amount available under the Note was further amended and increased to $3,530,000.

On March 24, 2025, the Promissory Note was further amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Promissory Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Promissory Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. As of March 31, 2025 and December 31, 2024, there was $2,923,445 and $2,529,445, respectively, outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units (see Note 4). As of March 31, 2025 and December 31, 2024, there was no amount outstanding under the Working Capital Loan.

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

Vendor Agreement

On April 10, 2024, the Company entered into an agreement with a vendor for legal services with respect to Israeli transactional legal matters pertaining to business combination involving Cyabra. The Company and the vendor agreed to a cap in fees of $117,000 (including taxes) if the Business Combination does not close, and a cap in fees of $210,600 (including taxes) if the Business Combination closes. As of March 31, 2025 and December 31, 2024, the Company has paid the vendor the full amount of $117,000.

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

NOTE 7.  STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 2,119,499 shares of Class A common stock issued and outstanding, excluding 2,379,616 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 5,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there was 1 share of Class B common stock issued and outstanding.

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

At March 31, 2025, assets held in the Trust Account were comprised of $27,278,757 in money market funds. During the three months ended March 31, 2025, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2024, assets held in the Trust Account were comprised of $26,832,298 in money market funds. During the period ended December 31, 2024, the Company has withdrawn $1,397,196 interest income from the Trust Account to pay for the Company franchise and income taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description

	Level	March 31, 2025	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	27,278,757	26,832,298
Total marketable securities held in Trust Account	1	$27,278,757	$26,832,298

NOTE 9. SEGMENT INFORMATION

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

	For the Three Months Ended March 31,
	2025	2024
General and administrative expenses	$665,655	$388,331
Interest earned on the Trust Account	$279,885	$953,592

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

On April 1, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from March 31, 2025 to April 30, 2025.

On May 2, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from April 30, 2025 to May 31, 2025.

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

Through March 31, 2025, the Sponsor deposited a total of $1,879,719 into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to March 31, 2025.

On April 1, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from March 31, 2025 to April 30, 2025. On May 2, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from April 30, 2025 to May 31, 2025.

The Extension Payment was loaned as a draw down pursuant to a non-interest bearing unsecured promissory note the Company issued to the Sponsor on May 17, 2022, pursuant to which the Company was able borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was amended and increased to $400,000. As of March 31, 2023, both the Company and the Sponsor mutually agreed to extend the maturity date of the original Note. On March 27, 2024, the maximum amount available under the Note was, further, amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000. On November 29, 2024, the maximum amount available under the Note was further amended and increased to $2,780,000. On February 21, 2025, the maximum amount available under the Note was further amended and increased to $3,530,000.

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

For the three months ended March 31, 2025, we had a net loss of $450,825, which consists of general and administrative expenses of $665,655, and provision for income taxes of $65,055, offset by interest earned on marketable securities held in Trust Account of $279,885.

For the three months ended March 31, 2024, we had a net income of $372,368, which consists of interest earned on marketable securities held in Trust Account of $953,592, offset by the general and administrative expenses of $388,331, provision for income taxes of $188,920 and unrealized loss on marketable securities held in Trust Account of $3,973.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, we had $37,305 in our operating bank account available for working capital needs, while restricted cash available to pay for the Company’s franchise and income taxes is $802,993. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

Through March 31, 2025, the Sponsor deposited a total of $1,879,719 into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to March 31, 2025.

The Extension Payment was loaned as a draw down pursuant to a non-interest bearing unsecured promissory note the Company issued to the Sponsor on May 17, 2022, pursuant to the Company was able borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was amended and increased to $400,000. As of March 31, 2023, both the Company and the Sponsor mutually agreed to extend the maturity date of the original Note. On March 27, 2024, the maximum amount available under the Note was, further, amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000. On November 29, 2024, the maximum amount available under the Note was further amended and increased to $2,780,000. On February 21, 2025, the maximum amount available under the Note was further amended and increased to $3,530,000.

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

On April 1, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from March 31, 2025 to April 30, 2025. On May 2, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from April 30, 2025 to May 31, 2025.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans (as defined below) may be convertible into Units of the post-business combination entity at a price of $10.00 per unit. The Units would be identical to the Private Units. As of March 31, 2025 and December 31, 2024, there was no amount outstanding under the Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until May 31, 2025 (September 30, 2025, if extended by the full amount of time), as extended, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by May 31, 2025 (September 30, 2025, if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 31, 2025 (September 30, 2025, if extended by the full amount of time). The Company intends to complete a Business Combination with Cyabra before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

Contractual Obligations

Promissory Notes - Related Party

On May 17, 2022, we issued a non-interest bearing unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Note”). On January 20, 2023, the maximum amount available under the Note was further increased to $400,000. As of March 31, 2023, both we and the Sponsor mutually agreed to extend the maturity date of the original Note. On November 21, 2023, the Note was further amended to permit us to pay certain expenses of the Sponsor which would reduce the principal balance of the Note by the same amount. On March 27, 2024, the maximum amount available under the Note was further amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000. On November 29, 2024, the maximum amount available under the Note was further amended and increased to $2,780,000. On February 21, 2025, the maximum amount available under the Note was further amended and increased to $3,530,000.

On March 24, 2025, the Note was amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. As of March 31, 2025 and December 31, 2024, there was $2,923,445 and $2,529,445, respectively, outstanding under the Promissory Note.

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

Critical Accounting Estimates

Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. Some of the more significant estimates are in connection with determining the fair value of the stock-based compensation and the derivative financial instruments at the time of the initial public offering. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. We have not identified any critical accounting estimates as of March 31, 2025.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has not yet adopted the ASU 2023-09 and is currently evaluating its impact on the Company’s financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 beginning January 1, 2024 . The adoption of ASU 2023-07 did not have a material effect on the Company’s financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

TRAILBLAZER MERGER CORPORATION I

Date: May 14, 2025	By:	/s/ Arie Rabinowitz
	Name:	Arie Rabinowitz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Scott Burell
	Name:	Scott Burell
	Title:	Chief Financial Officer