Form 10-Q
period 2025-06-30
Trailblazer Merger Corp I
filed 2025-08-13
CIK 1934945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 11, 2025, there were 4,499,115 shares of Class A common stock, $0.0001 par value and 1 share of Class B common stock, $0.0001 par value, issued and outstanding.

TRAILBLAZER MERGER CORPORATION I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$99,367	$63,829
Cash – restricted	1,226,799	802,993
Prepaid expenses	63,302	34,834
Total current assets	1,389,468	901,656

Prepaid insurance	125,000	—
Marketable securities held in Trust Account	27,472,636	26,832,298
Total Assets	$28,987,104	$27,733,954

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,719,609	$1,189,196
Income taxes payable	1,038,915	894,699
Excise tax payable	555,066	497,749
Promissory note related party	3,741,731	2,529,445
Total current liabilities	7,055,321	5,111,089

Deferred underwriting fee payable	2,070,000	2,070,000
Total Liabilities	9,125,321	7,181,089

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 2,379,616 shares at redemption value at $11.53 and $11.19 per share as of June 30, 2025 and December 31, 2024, respectively	27,442,961	26,634,152

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized: 2,119,499 issued and outstanding (excluding 2,379,616 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	212	212
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1 share issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,581,390)	(6,081,499)
Total Stockholders’ Deficit	(7,581,178)	(6,081,287)
Total Liabilities and Stockholders’ Deficit	$28,987,104	$27,733,954

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$445,636	$572,468	$1,111,291	$960,799
Loss from operations	(445,636)	(572,468)	(1,111,291)	(960,799)

Other income:
Interest earned on marketable securities held in Trust Account	284,540	977,178	564,425	1,930,770
Unrealized loss on marketable securities held in Trust Account	—	9,504	—	5,531
Other income	284,540	986,682	564,425	1,936,301

(Loss) Income before provision for income taxes	(161,096)	414,214	(546,866)	975,502
Provision for income taxes	(79,161)	(196,703)	(144,216)	(385,623)
Net (loss) income	$(240,257)	$217,511	$(691,082)	$589,879

Basic and diluted weighted average shares outstanding, Class A common stock	4,499,115	9,019,499	4,499,115	9,019,499

Basic and diluted net (loss) income per share, Class A common stock	$(0.05)	$0.02	$(0.15)	$0.07

Basic and diluted weighted average shares outstanding, Class B common stock	1	1	1	1

Basic and diluted net (loss) income per share, Class B common stock	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances — December 31, 2024	2,119,499	$212	1	$—	$—	$(6,081,499)	$(6,081,287)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(331,404)	(331,404)

Net loss	—	—	—	—	—	(450,825)	(450,825)

Balances – March 31, 2025 (unaudited)	2,119,499	212	1	—	—	(6,863,728)	(6,863,516)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(477,405)	(477,405)

Net loss	—	—	—	—	—	(240,257)	(240,257)

Balances – June 30, 2025 (unaudited)	2,119,499	$212	1	$—	$—	$(7,581,390)	$(7,581,178)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances — December 31, 2023	2,119,499	$212	1	$—	$—	$(1,677,270)	$(1,677,058)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(1,400,699)	(1,400,699)

Net income	—	—	—	—	—	372,368	372,368

Balances – March 31, 2024 (unaudited)	2,119,499	212	1	—	—	(2,705,601)	(2,705,389)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(1,437,975)	(1,437,975)

Net income	—	—	—	—	—	217,511	217,511

Balances – June 30, 2024 (unaudited)	2,119,499	$212	1	$—	$—	$(3,926,065)	$(3,925,853)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(691,082)	$589,879
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(564,425)	(1,930,770)
Unrealized loss on marketable securities held in Trust Account	—	(5,531)
Deferred benefit from income taxes	—	(202,156)
Changes in operating assets and liabilities:
Prepaid expenses	(28,468)	11,761
Prepaid insurance	(125,000)	25,681
Accrued expenses	530,413	563,894
Income taxes payable	144,216	587,779
Excise tax payable	57,317	—
Net cash used in operating activities	(677,029)	(359,463)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	423,806	214,995
Extension deposit into Trust Account	(499,719)	(1,380,000)
Net cash used in investing activities	(75,913)	(1,165,005)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	1,212,286	1,380,000
Payment of offering costs	—	(75,000)
Net cash provided by financing activities	1,212,286	1,305,000

Net Change in Cash and Restricted Cash	459,344	(219,468)
Cash and Restricted Cash – Beginning of period	866,822	607,816
Cash and Restricted Cash – End of period	$1,326,166	$388,348

Cash and Restricted Cash, end of period
Cash	$99,367	$326,280
Cash – restricted	1,226,799	62,068
Cash and Restricted Cash, end of period	$1,326,166	$388,348

Non-Cash investing and financing activities:
Remeasurement of carrying value to redemption value	$808,809	$2,838,674

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

As of June 30, 2025, the Company has two subsidiaries, Trailblazer Merger Sub Ltd, an Israeli company and a direct, wholly owned subsidiary of the Company incorporated on June 25, 2024, and Trailblazer Holdings, Inc. (“Holdings”), a Delaware corporation and a direct, wholly owned subsidiary of the Company incorporated on July 16, 2024. On July 22, 2024, the Company entered into a merger agreement, by and among Company, Trailblazer Merger Sub, Ltd., Holdings, and Cyabra Strategy Ltd., a private company organized in Israel (“Cyabra”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). In the Merger Agreement. the Business Combination transaction is structured as follows: (a) the Company shall merge with and into Holdings and Holdings shall be the survivor of such merger and (b) the merger subsidiary of the Company shall merge with and into the target, Cyabra, with Cyabra being the surviving entity, following which the merger subsidiary will cease to exist and Cyabra will become a wholly owned subsidiary of Holdings. Holdings will be the public company following the closing of the Business Combination.

As of June 30, 2025, the Company has not yet commenced any operations. All activity for the period November 12, 2021 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Through June 30, 2025, the Sponsor deposited a total of $2,212,866 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to July 31, 2025. The Extension Payment was loaned as a draw down pursuant to an unsecured promissory note the Company issued to the Sponsor (see Note 5).

On July 31, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from July 31, 2025 to August 31, 2025 (see Note 10).

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units. As of June 30, 2025 and December 31, 2024, there were no amount outstanding under the Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the consolidated financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until August 31, 2025, as extended, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by August 31, 2025 (September 30, 2025, if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 31, 2025 (September 30, 2025, if extended by the full amount of time). The Company intends to complete a Business Combination with Cyabra (see Note 6) before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

As of December 31, 2024, the Company had recorded a 1% excise tax payable based on the amount of common stocks redeemed in 2024, or an aggregate amount of $497,749, which was due on April 30, 2025. As of June 30, 2025, the $497,749 excise tax payable remains unpaid. For the three and six months ended June 30, 2025 and 2024, the Company incurred penalties and interests on excise tax liability of $57,317 and $0, respectively. The penalties and interests on excise tax liability through June 30, 2025 of $57,317 was accrued and added to the excise tax payable of $497,749. As of June 30, 2025, the total excise tax payable is $555,066, and is presented as such in the accompanying consolidated balance sheets.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K as filed with the SEC on March 25, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and Holdings. As of June 30, 2025, Trailblazer Merger Sub Ltd had no financial activities. All intercompany transactions were eliminated in the condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $99,367 and $63,829 in unrestricted cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of June 30, 2025 and December 31, 2024, the balance was $1,226,799 and $802,993, respectively. Cash – restricted at June 30, 2025 and December 31, 2024 represents cash that was withdrawn from the Trust Account to pay franchise and income taxes but is yet to be utilized at the end of the period.

Marketable Securities in Trust Account

The Company’s assets held in Trust Account were invested in U.S. treasury bills until September 19, 2024. Subsequent to September 19, 2024, all of the assets held in the Trust Account were held in money market funds. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the condensed consolidated balance sheets and with unrealized gains or losses, if any, presented on the consolidated statements of operations. From inception through June 30, 2025, the Company withdrew $1,821,002 of interest earned on the Trust Account to pay for the Company franchise and income taxes payable. As of June 30, 2025, $1,226,799 of the amount withdrawn from Trust remains to be utilized and is reflected on the accompanying unaudited condensed consolidated balance sheets within restricted cash.

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

Class A Redeemable Stock Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2025 and December 31, 2024, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

At June 30, 2025 and December 31, 2024, the Class A common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(745,200)
Class A common stock issuance costs	(3,882,029)
Redemption of Class A common stock	(49,774,936)
Plus:
Remeasurement of carrying value to redemption value	12,036,317
Class A Common Stock subject to possible redemption, December 31, 2024	$26,634,152
Plus:
Remeasurement of carrying value to redemption value	808,809
Class A Common Stock subject to possible redemption, June 30, 2025	$27,442,961

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company reported a net deferred tax liability of $0, and the deferred tax asset of $352,764 and $291,092, respectively, was fully offset by a valuation allowance. The Company’s effective tax rate was (49.14)% and (26.37)% for the three and six months ended June 30, 2025, respectively, and 47.49% and 39.53% for the three and six months ended June 30, 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2025 and 2024, due to interest and penalties related to income taxes, merger and acquisition related costs, and the valuation allowance on the deferred tax assets related to organization expenses.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpayment of income tax as income tax expense. As of June 30, 2025 and December 31, 2024, the Company incurred $46,687 and $75,181, respectively, for interest and penalties related to underpayment of income taxes. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2025.

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

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(240,257)	$—	$217,511	$—	$(691,082)	$—	$589,879	$—
Denominator:
Basic and diluted weighted average common shares outstanding	4,499,115	1	9,019,499	1	4,499,115	1	9,019,499	1
Basic and diluted net (loss) income per common share	$(0.05)	$—	$0.02	$—	$(0.15)	$—	$0.07	$—

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

On March 24, 2025, the Promissory Note was further amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Promissory Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Promissory Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. On May 29, 2025, the Note was further amended, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination. As of June 30, 2025 and December 31, 2024, there was $3,741,731 and $2,529,445, respectively, outstanding under the Promissory Note.

On July 29, 2025, the Company entered into a second amended and restated promissory note with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination (See Note 10).

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units (see Note 4). As of June 30, 2025 and December 31, 2024, there was no amount outstanding under the Working Capital Loan.

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

Vendor Agreement

On April 10, 2024, the Company entered into an agreement with a vendor for legal services with respect to Israeli transactional legal matters pertaining to business combination involving Cyabra. The Company and the vendor agreed to a cap in fees of $117,000 (including taxes) if the Business Combination does not close, and a cap in fees of $210,600 (including taxes) if the Business Combination closes. As of June 30, 2025 and December 31, 2024, the Company has paid the vendor the full amount of $117,000.

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

NOTE 7.  STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 2,119,499 shares of Class A common stock issued and outstanding, excluding 2,379,616 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 5,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there was 1 share of Class B common stock issued and outstanding.

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

At June 30, 2025, assets held in the Trust Account were comprised of $27,472,636 in money market funds. During the six months ended June 30, 2025, the Company has withdrawn $423,806 interest income from the Trust Account to pay for the Company franchise and income taxes.

At December 31, 2024, assets held in the Trust Account were comprised of $26,832,298 in money market funds. During the period ended December 31, 2024, the Company has withdrawn $1,397,196 interest income from the Trust Account to pay for the Company franchise and income taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description

	Level	June 30, 2025	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	27,472,636	26,832,298
Total marketable securities held in Trust Account	1	$27,472,636	$26,832,298

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

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$445,636	$572,468	$1,111,291	$960,799
Interest earned on the Trust Account	$284,540	$977,178	$564,425	$1,930,770

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

On July 1, 2025, the Company paid $941,366 to settle the Company’s 2024 income taxes payable, including the associated penalties and interests. Also, on July 1, 2025, the Company paid an additional $96,552 for the Company’s estimated 2025 income taxes payable. The Company used the amounts previously withdrawn from Trust Account to settle the income taxes payable.

On July 2, 2025, the Company paid $197,558 to settle the Company’s franchise taxes payable, including the associated penalties and interests, $80,000 of which pertains to the payment of the Company’s estimated franchise taxes for 2025. The Company used the amounts previously withdrawn from Trust Account to settle the franchise taxes payable.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

On July 29, 2025, the Company entered into a second amended and restated promissory note with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination.

On July 31, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from July 31, 2025 to August 31, 2025.

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

Through June 30, 2025, the Sponsor deposited a total of $2,212,866 into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to July 31, 2025.

On July 31, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from July 31, 2025 to August 31, 2025.

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

On March 24, 2025, the Note was amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. On May 29, 2025, the Note was further amended, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination.

On July 29, 2025, the Company entered into a second amended and restated promissory note with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period November 12, 2021 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $240,257, which consists of general and administrative expenses of $445,636, and provision for income taxes of $79,161, offset by interest earned on marketable securities held in Trust Account of $284,540.

For the six months ended June 30, 2025, we had a net loss of $691,082, which consists of general and administrative expenses of $1,111,291, and provision for income taxes of $144,216, offset by interest earned on marketable securities held in Trust Account of $564,425.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, we had $99,367 in our operating bank account available for working capital needs, while restricted cash available to pay for the Company’s franchise and income taxes is $1,226,799. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

Through June 30, 2025, the Sponsor deposited a total of $2,212,866 into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to July 31, 2025.

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

On March 24, 2025, the Note was amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. On May 29, 2025, the Note was further amended, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination. On July 29, 2025, the Company entered into a second amended and restated promissory note with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination.

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

On July 31, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from July 31, 2025 to August 31, 2025.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans (as defined below) may be convertible into Units of the post-business combination entity at a price of $10.00 per unit. The Units would be identical to the Private Units. As of June 30, 2025 and December 31, 2024, there was no amount outstanding under the Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until August 31, 2025 (September 30, 2025, if extended by the full amount of time), as extended, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by August 31, 2025 (September 30, 2025, if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 31, 2025 (September 30, 2025, if extended by the full amount of time). The Company intends to complete a Business Combination with Cyabra before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

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

On March 24, 2025, the Note was amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. On May 29, 2025, the Note was further amended, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination. As of June 30, 2025 and December 31, 2024, there was $3,741,731 and $2,529,445, respectively, outstanding under the Promissory Note.

On July 29, 2025, the Company entered into a second amended and restated promissory note with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination.

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

Critical Accounting Estimates

Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. Some of the more significant estimates are in connection with determining the fair value of the stock-based compensation and the derivative financial instruments at the time of the initial public offering. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. We have not identified any critical accounting estimates as of June 30, 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Amendment to Amended and Restated Promissory Note, dated May 29, 2025, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the registrant on May 30, 2025)
10.2	Second Amended and Restated Promissory Note, dated July 29, 2025, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the registrant on August 4, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAILBLAZER MERGER CORPORATION I

Date: August 13, 2025	By:	/s/ Arie Rabinowitz
	Name:	Arie Rabinowitz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Scott Burell
	Name:	Scott Burell
	Title:	Chief Financial Officer