Form 10-Q
period 2025-09-30
Trailblazer Merger Corp I
filed 2025-11-21
CIK 1934945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 17, 2025, there were 2,452,315 shares of Class A common stock, $0.0001 par value and 1 share of Class B common stock, $0.0001 par value, issued and outstanding.

TRAILBLAZER MERGER CORPORATION I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$19,183	$63,829
Cash – restricted	—	802,993
Prepaid expenses	32,126	34,834
Restricted funds – held in Trust Account	23,950,427	—
Total current assets	24,001,736	901,656

Prepaid insurance	125,000	—
Marketable securities held in Trust Account	3,975,960	26,832,298
Total Assets	$28,102,696	$27,733,954

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,778,470	$1,189,196
Income taxes payable	50,804	894,699
Excise tax payable	880,825	497,749
Stockholders redemption payable	23,950,427	—
Promissory note related party	—	2,529,445
Promissory note - 2nd amended and restated	7,393,329	—
Total current liabilities	34,053,855	5,111,089

Deferred underwriting fee payable	2,070,000	2,070,000
Total Liabilities	36,123,855	7,181,089

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 332,816 and 2,379,616 shares at redemption value at $11.56 and $11.19 per share as of September 30, 2025 and December 31, 2024, respectively	3,846,478	26,634,152

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized: 2,119,499 issued and outstanding (excluding 332,816 and 2,379,616 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024, respectively	212	212
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1 share issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(11,867,849)	(6,081,499)
Total Stockholders’ Deficit	(11,867,637)	(6,081,287)
Total Liabilities and Stockholders’ Deficit	$28,102,696	$27,733,954

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating and formation costs	$563,783	$532,847	$1,675,074	$1,493,646
Loss from operations	(563,783)	(532,847)	(1,675,074)	(1,493,646)

Other (loss) income:
Loss on debt extinguishment of promissory note	(6,222,973)	—	(6,222,973)	—
Gain on change in fair value of promissory note	2,856,375	—	2,856,375	—
Interest earned on marketable securities held in Trust Account	287,177	883,635	851,602	2,814,405
Unrealized loss on marketable securities held in Trust Account	—	(5,531)	—	—
Other (loss) income, net	(3,079,421)	878,104	(2,514,996)	2,814,405

(Loss) Income before provision for income taxes	(3,643,204)	345,257	(4,190,070)	1,320,759
Provision for income taxes	(49,807)	(199,929)	(194,023)	(585,552)
Net (loss) income	$(3,693,011)	$145,328	$(4,384,093)	$735,207

Basic and diluted weighted average shares outstanding, Class A common stock	4,476,867	8,822,961	4,491,590	8,953,266

Basic and diluted net (loss) income per share, Class A common stock	$(0.82)	$0.02	$(0.98)	$0.08

Basic and diluted weighted average shares outstanding, Class B common stock	1	1	1	1

Basic and diluted net (loss) income per share, Class B common stock	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances — December 31, 2024	2,119,499	$212	1	$—	$—	$(6,081,499)	$(6,081,287)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(331,404)	(331,404)

Net loss	—	—	—	—	—	(450,825)	(450,825)

Balances – March 31, 2025 (unaudited)	2,119,499	212	1	—	—	(6,863,728)	(6,863,516)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(477,405)	(477,405)

Net loss	—	—	—	—	—	(240,257)	(240,257)

Balances – June 30, 2025 (unaudited)	2,119,499	212	1	—	—	(7,581,390)	(7,581,178)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(353,944)	(353,944)

Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	(239,504)	(239,504)

Net loss	—	—	—	—	—	(3,693,011)	(3,693,011)

Balances – September 30, 2025 (unaudited)	2,119,499	$212	1	$—	$—	$(11,867,849)	$(11,867,637)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances — December 31, 2023	2,119,499	$212	1	$—	$—	$(1,677,270)	$(1,677,058)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(1,400,699)	(1,400,699)

Net income	—	—	—	—	—	372,368	372,368

Balances – March 31, 2024 (unaudited)	2,119,499	212	1	—	—	(2,705,601)	(2,705,389)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(1,437,975)	(1,437,975)

Net income	—	—	—	—	—	217,511	217,511

Balances – June 30, 2024 (unaudited)	2,119,499	212	1	—	—	(3,926,065)	(3,925,853)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(720,179)	(720,179)

Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	(497,749)	(497,749)

Net income	—	—	—	—	—	145,328	145,328

Balances – September 30, 2024 (unaudited)	2,119,499	$212	1	$—	$—	$(4,998,665)	$(4,998,453)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(4,384,093)	$735,207
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on debt extinguishment of promissory note	6,222,973	—
Gain on change in fair value of promissory note	(2,856,375)	—
Interest earned on marketable securities held in Trust Account	(851,602)	(2,814,405)
Deferred benefit from income taxes	—	(210,152)
Changes in operating assets and liabilities:
Prepaid expenses	2,708	64,131
Prepaid insurance	(125,000)	25,681
Accrued expenses	589,274	564,544
Income taxes payable	(843,895)	795,704
Excise tax payable	143,572	—
Net cash used in operating activities	(2,102,438)	(839,290)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	423,806	568,382
Extension deposit into Trust Account	(666,293)	(1,380,000)
Net cash used in investing activities	(242,487)	(811,618)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	1,497,286	1,580,000
Payment of offering costs	—	(75,000)
Net cash provided by financing activities	1,497,286	1,505,000

Net Change in Cash and Restricted Cash	(847,639)	(145,908)
Cash and Restricted Cash – Beginning of period	866,822	607,816
Cash and Restricted Cash – End of period	$19,183	$461,908

Cash and Restricted Cash, end of period
Cash	$19,183	$108,520
Cash – restricted	—	353,388
Cash and Restricted Cash, end of period	$19,183	$461,908

Supplementary cash flow information:
Cash paid for income taxes	$1,037,918	$—

Non-Cash investing and financing activities:
Remeasurement of carrying value to redemption value	$1,162,753	$3,558,853
Excise tax payable	$239,504	$497,749
Pending redemptions of Class A common stock	$23,950,427	$49,774,936

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

As of September 30, 2025, the Company has two subsidiaries, Trailblazer Merger Sub Ltd, an Israeli company and a direct, wholly owned subsidiary of the Company incorporated on June 25, 2024, and Trailblazer Holdings, Inc. (“Holdings”), a Delaware corporation and a direct, wholly owned subsidiary of the Company incorporated on July 16, 2024. On July 22, 2024, the Company entered into a merger agreement, by and among Company, Trailblazer Merger Sub, Ltd., Holdings, and Cyabra Strategy Ltd., a private company organized in Israel (“Cyabra”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). In the Merger Agreement. the Business Combination transaction is structured as follows: (a) the Company shall merge with and into Holdings and Holdings shall be the survivor of such merger and (b) the merger subsidiary of the Company shall merge with and into the target, Cyabra, with Cyabra being the surviving entity, following which the merger subsidiary will cease to exist and Cyabra will become a wholly owned subsidiary of Holdings. Holdings will be the public company following the closing of the Business Combination.

As of September 30, 2025, the Company has not yet commenced any operations. All activity for the period November 12, 2021 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As approved by its stockholders at the annual meeting (the “Annual Meeting”) of stockholders held on September 26, 2024, the Company filed an amendment to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State on September 27, 2024 (the “Charter Amendment”), and also amended its investment management trust agreement, to (a) modify the terms and extend the date (the “Termination Date”) by which the Company has to consummate a business combination by allowing the Company, through resolution of the board of directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2024 to September 30, 2025 (the “Combination Period”), or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto; and (b) to remove the provision which permitted the withdrawal of $100,000 from the trust account of the Company in order to pay dissolution expenses. For each monthly extension approved by the Board, the monthly payment required to be deposited into the Company’s Trust Account to extend the Termination Date by one month should be the lesser of (i) $0.035 for each outstanding share of Public Stock after giving effect to the redemption, and (ii) $100,000.

In connection with the stockholders’ vote at the Annual Meeting, 4,520,384 shares were tendered for redemption.

On October 9, 2024, $49,774,936, or approximately $11.01 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 4,520,384 shares of the Company’s Class A common stock that were redeemed were cancelled.

Through September 30, 2025, the Sponsor deposited a total of $2,379,439 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to September 30, 2025. The Extension Payment was loaned as a draw down pursuant to an unsecured promissory note the Company issued to the Sponsor (see Note 5).

As approved by its stockholders at the Annual Meeting of stockholders held on September 29, 2025, the Company filed an amendment to its Charter with the Delaware Secretary of State on September 30, 2025, to modify the terms and extend the Termination Date by which the Company has to consummate a business combination by allowing the Company, through resolution of the board of directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2025 to March 30, 2026, or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto. For each monthly extension approved by the Board, the monthly payment required to be deposited into the Company’s Trust Account to extend the Termination Date by one month should be $0.035 for each outstanding share of Public Stock after giving effect to the redemption. In addition, in connection with stockholders Annual Meeting held on September 29, 2025, the stockholders approved the amendment of the Company’s investment management trust agreement, allowing the Company to extend the date by which the Company must consummate a Business Combination up to six times, each such extension for an additional one month period, until March 30, 2026.

In connection with the stockholders’ vote at the Annual Meeting held on September 29, 2025, 2,046,800 shares were tendered for redemption.

On October 10, 2025, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from September 30, 2025 to October 31, 2025 (see Note 10).

On October 22, 2025, $23,950,427, or approximately $11.70 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 2,046,800 shares of the Company’s Class A common stock that were redeemed were cancelled (see Note 10).

On November 4, 2025, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from October 31, 2025 to November 30, 2025 (see Note 10).

If the Company is unable to complete a Business Combination within Termination Date (March 30, 2026, if extended by the full amount of time), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units. As of September 30, 2025 and December 31, 2024, there were no amount outstanding under the Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the consolidated financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until November 30, 2025, as extended, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by November 30, 2025 (March 30, 2026, if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 30, 2025 (March 30, 2026, if extended by the full amount of time). The Company intends to complete a Business Combination with Cyabra (see Note 6) before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

The Company had recorded a 1% excise tax payable based on the amount of common stocks redeemed. As of September 30, 2025 and December 31, 2024, excise tax payable amounted to $880,825 and $497,749, respectively. For the three and nine months ended September 30, 2025, the Company incurred penalties and interests on excise tax liability of $86,254 and $143,571, respectively. For the three and nine months ended September 30, 2024, the Company did not incur any penalties and interests on excise tax liability. The penalties and interests on excise tax liability through September 30, 2025 of $143,571 was accrued and added to the excise tax payable of $737,254.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K as filed with the SEC on March 25, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and Holdings. As of September 30, 2025, Trailblazer Merger Sub Ltd had no financial activities. All intercompany transactions were eliminated in the condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $19,183 and $63,829 in unrestricted cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of September 30, 2025 and December 31, 2024, the balance was $0 and $802,993, respectively. Cash – restricted at December 31, 2024 represents cash that was withdrawn from the Trust Account to pay franchise and income taxes but is yet to be utilized as of December 31, 2024. All cash withdrawn from Trust Account to pay franchise and income taxes was fully utilized as of September 30, 2025.

Marketable Securities in Trust Account

The Company’s assets held in Trust Account were invested in U.S. treasury bills until September 19, 2024. Subsequent to September 19, 2024, all of the assets held in the Trust Account were held in money market funds. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the condensed consolidated balance sheets and with unrealized gains or losses, if any, presented on the consolidated statements of operations. From inception through September 30, 2025, the Company withdrew $1,821,002 of interest earned on the Trust Account to pay for the Company franchise and income taxes payable, which was fully utilized as of September 30, 2025.

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

Class A Redeemable Stock Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2025 and December 31, 2024, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

At September 30, 2025 and December 31, 2024, the Class A common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(745,200)
Class A common stock issuance costs	(3,882,029)
Redemption of Class A common stock	(49,774,936)
Plus:
Remeasurement of carrying value to redemption value	12,036,317
Class A Common Stock subject to possible redemption, December 31, 2024	$26,634,152
Less:
Redemption of Class A common stock	(23,950,427)
Plus:
Remeasurement of carrying value to redemption value	1,162,753
Class A Common Stock subject to possible redemption, September 30, 2025	$3,846,478

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, the Company reported a net deferred tax liability of $0, and the deferred tax asset of $385,948 and $291,092, respectively, was fully offset by a valuation allowance. The Company’s effective tax rate was (1.37)% and (4.63)% for the three and nine months ended September 30, 2025, respectively, and 57.91% and 44.33% for the three and nine months ended September 30, 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2025 and 2024, due to interest and penalties related to income taxes, loss on debt extinguishment of promissory note, gain on change in fair value of promissory note, merger and acquisition related costs, and the valuation allowance on the deferred tax assets related to organization expenses.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpayment of income tax as income tax expense. As of September 30, 2025 and December 31, 2024, the Company incurred $46,687 and $75,181, respectively, for interest and penalties related to underpayment of income taxes. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. On July 1, 2025, the Company paid $941,366 to settle the Company’s 2024 income taxes payable, including the associated penalties and interests. In addition, on July 1, 2025, the Company paid $96,552 for the Company’s estimated 2025 income taxes payable. The Company used the amounts previously withdrawn from Trust Account to settle the income taxes payable.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2025.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company has completed its evaluation of the impact of the new law this period. The OBBBA did not have a material effect on the Company’s financial statements.

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

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$(3,693,011)	$—	$145,328	$—	$(4,384,093)	$—	$735,207	$—
Denominator:
Basic and diluted weighted average common stock outstanding	4,476,867	1	8,822,961	1	4,491,590	1	8,953,266	1
Basic and diluted net (loss) income per common stock	$(0.82)	$(0.00)	$0.02	$—	$(0.98)	$(0.00)	$0.08	$—

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

On March 24, 2025, the Promissory Note was further amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Promissory Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Promissory Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. On May 29, 2025, the Note was further amended, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination. As of September 30, 2025 and December 31, 2024, there was $0 and $2,529,445, respectively, outstanding under the Promissory Note. The Promissory Note was extinguished on July 29, 2025 through the issuance of the second amended and restated promissory note agreement (as described below).

Second Amended and Restated Promissory Note

On July 29, 2025, the Company entered into a second amended and restated promissory note with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination. Upon completion of an initial Business Combination, the outstanding principal balance of the promissory note will be converted into preferred stock with a stated value equal to 200% of the outstanding principal amount.

The Company assessed whether the issuance of the Second Amended and Restated Promissory Note constituted a debt modification or extinguishment. Because the revised terms are substantially different from the original note—based on the 10% net present value test under ASC 470-50—the transaction qualifies as an extinguishment. Accordingly, the original debt (Promissory Note – Related Party) was derecognized and the new debt was recognized at fair value, with the resulting loss on debt extinguishment recorded in earnings. The Company established the initial fair value the new debt as of July 29, 2025, using a calculation prepared by a third party valuation team which takes into consideration market assumptions which are disclosed in Note 8. The Company had recorded a loss on extinguishment of promissory note amounting to $6,222,973 which was presented in the condensed consolidated statements of operations.

As of September 16, 2025, the cash payment option of the promissory note has expired and the settlement of the promissory note is through issuance of new class of preferred stock. As of September 30, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $300,000 to $4,330,000. The Company assessed that the amended agreement is a freestanding ASC 480 liability (variable-share settlement for a predominantly fixed monetary amount), measured at fair value initially and subsequently, with changes in earnings. The Company recognized a gain on change in fair value of promissory note of $2,856,375 during the three and nine months ended September 30, 2025.

As of September 30, 2025, the second amended and restated promissory note has a fair value of $7,393,329.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units (see Note 4). As of September 30, 2025 and December 31, 2024, there was no amount outstanding under the Working Capital Loan.

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

Vendor Agreement

On April 10, 2024, the Company entered into an agreement with a vendor for legal services with respect to Israeli transactional legal matters pertaining to business combination involving Cyabra. The Company and the vendor agreed to a cap in fees of $117,000 (including taxes) if the Business Combination does not close, and a cap in fees of $210,600 (including taxes) if the Business Combination closes. As of September 30, 2025 and December 31, 2024, the Company has paid the vendor the full amount of $117,000.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 2,119,499 shares of Class A common stock issued and outstanding, excluding 332,816 and 2,379,616 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 5,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there was 1 share of Class B common stock issued and outstanding.

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

At September 30, 2025, assets held in the Trust Account were comprised of $27,926,387 in money market funds, of which, $23,950,427 was restricted to pay the redeeming stockholders. During the nine months ended September 30, 2025, the Company has withdrawn $423,806 interest income from the Trust Account to pay for the Company franchise and income taxes.

At December 31, 2024, assets held in the Trust Account were comprised of $26,832,298 in money market funds. During the period ended December 31, 2024, the Company has withdrawn $1,397,196 interest income from the Trust Account to pay for the Company franchise and income taxes.

The following table presents information about the Company’s assets and liability that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2025	December 31, 2024
Assets:
Restricted funds – held in Trust Account	1	23,950,427	—
Marketable securities held in Trust Account	1	3,975,960	26,832,298
Total marketable securities held in Trust Account	1	$27,926,387	$26,832,298
Liability:
Promissory note - 2nd amended and restated	3	7,393,329	—

As of July 29, 2025, the second amended and restated promissory note was initially recognized at a fair value of $9,964,704. On September 16, 2025, the cash payment option of the promissory note has expired and the settlement of the promissory note will be settled through issuance of new class of preferred stock, requiring the remeasurement of the promissory note at fair value on such date. The Company amended the second amended and restated promissory note on September 30, 2025 and assessed that the amended agreement is a freestanding ASC 480 liability, measured at fair value initially and subsequently, with changes in earnings. As of September 30, 2025, the second amended and restated promissory note has a fair value of $7,393,329. The fair value of the promissory note was determined using Monte Carlo Simulation Model. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the second amended and restated promissory note:

	July 29, 2025	September 16, 2025	September 30, 2025
Estimated deSPAC stock price	$5.76	$3.74	$3.36
Remaining term	1.7	1.9	1.8
Volatility	102.4%	102.4%	102.4%
Risk-free rate	3.85%	3.46%	3.55%
Implied probability of successful initial Business Combination	70.0%	73.7%	74.4%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Promissory note - 2nd amended and restated
Fair value at July 29, 2025	$9,964,704
Additional draws on promissory note	285,000
Gain on change in fair value of promissory note	(2,075,267)
Fair value at September 16, 2025	8,174,437
Gain on change in fair value of promissory note	(781,108)
Fair value at September 30, 2025	$7,393,329

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$563,783	$532,847	$1,675,074	$1,493,646
Interest earned on the Trust Account	$287,177	$883,635	$851,602	$2,814,405

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

On October 10, 2025, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from September 30, 2025 to October 31, 2025.

On October 22, 2025, $23,950,427, or approximately $11.70 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 2,046,800 shares of the Company’s Class A common stock that were redeemed were cancelled.

On October 28, 2025, the Company and the Underwriters entered into an agreement pursuant to which the parties have agreed that, in lieu of a cash payment, the Company will pay each Underwriter 103,500 shares of common stock of the Company (the “PubCo Shares”) as payment for deferred underwriting commissions (the “Deferred Fee Agreement”).

In addition, pursuant to an advisory agreement between the Company and LifeSci entered into on September 23, 2022 (the “Advisory Agreement”), the Company agreed to pay LifeSci a fee equal to one and one half percent (1.5%) of the total consideration in connection with the initial business combination in the form of equity interests in the surviving entity. On October 28, 2025, the Company, the Sponsor, and LifeSci entered into an amendment (the “Amendment”) to the Advisory Agreement pursuant to which LifeSci agreed to waive its advisory fee.

On October 28, 2025, the Company entered into an advisory agreement (the “LifeSci Advisory Agreement”) with Cybra and LifeSci pursuant to which LifeSci will provide certain financial advisory and investment banking services to Cyabra. In connection with such engagement, LifeSci will receive a retainer fee of ordinary shares of Cyabra which will convert into 105,000 PubCo Shares upon the closing of the Business Combination and an advisory fee of $1,050,000 paid in PubCo Shares 90 days after the closing of the Business Combination.

On October 28, 2025, Holdings entered into an advisory agreement (the “Ladenburg Advisory Agreement”) with Cyabra and Ladenburg pursuant to which Ladenburg will provide financial advisory and investment banking services to Cyabra. In connection with such engagement, Ladenburg will receive an advisory fee of $1,050,000 paid in PubCo Shares 90 days after the closing of the Business Combination.

On November 4, 2025, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from October 31, 2025 to November 30, 2025.

On November 6, 2025, the Merger Agreement has been amended in order to, among other things; (i) amend the provision related to the PIPE Investment to reflect that the PIPE Investors will receive Holdings Series B Preferred Stock and not Holdings Common Stock; (ii) amend the Base Purchase Price from $70,000,000 to $106,000,000; (iii) amend the First Calculation Period from December 31, 2025 to December 31, 2026; and (iv) amend the Outside Date to February 1, 2026.

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

Through September 30, 2025, the Sponsor deposited a total of $2,379,439 into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to September 30, 2025.

On October 10, 2025, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from September 30, 2025 to October 31, 2025.

On November 4, 2025, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from October 31, 2025 to November 30, 2025.

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

On March 24, 2025, the Promissory Note was further amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Promissory Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Promissory Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. On May 29, 2025, the Note was further amended, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination. As of September 30, 2025 and December 31, 2024, there was $0 and $2,529,445, respectively, outstanding under the Promissory Note. The Promissory Note was extinguished on July 29, 2025 through the issuance of the second amended and restated promissory note agreement (as described below).

On July 29, 2025, the Company entered into a second amended and restated promissory note with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination. Upon completion of an initial Business Combination, the outstanding principal balance of the promissory note will be converted into preferred stock with a stated value equal to 200% of the outstanding principal amount. The Company assessed whether the issuance of the Second Amended and Restated Promissory Note constituted a debt modification or extinguishment. Because the revised terms are substantially different from the original note—based on the 10% net present value test under ASC 470-50—the transaction qualifies as an extinguishment. Accordingly, the original debt (Promissory Note – Related Party) was derecognized and the new debt was recognized at fair value, with the resulting loss on debt extinguishment recorded in earnings. The Company established the initial fair value the new debt as of July 29, 2025, using a calculation prepared by a third party valuation team which takes into consideration market assumptions which are disclosed in the Unaudited Notes to Condensed Consolidated Financial Statements. The Company had recorded a loss on extinguishment of promissory note amounting to $6,222,973 which was presented in the condensed consolidated statements of operations.

As of September 16, 2025, the cash payment option of the promissory note has expired and the settlement of the promissory note is through issuance of new class of preferred stock. As of September 30, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $300,000 to $4,330,000. The Company assessed that the amended agreement is a freestanding ASC 480 liability (variable-share settlement for a predominantly fixed monetary amount), measured at fair value initially and subsequently, with changes in earnings. The Company recognized a gain on change in fair value of promissory note of $2,856,375 during the three and nine months ended September 30, 2025.

As of September 30, 2025, the second amended and restated promissory note has a fair value of $7,393,329.

As approved by its stockholders at the annual meeting (the “Annual Meeting”) of stockholders held on September 26, 2024, the Company filed an amendment to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State on September 27, 2024 (the “Charter Amendment”), and also amended its investment management trust agreement, to (a) modify the terms and extend the date (the “Termination Date”) by which the Company has to consummate a business combination by allowing the Company, through resolution of the board of directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2024 to September 30, 2025 (the “Combination Period”), or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto; and (b) to remove the provision which permitted the withdrawal of $100,000 from the trust account of the Company in order to pay dissolution expenses. For each monthly extension approved by the Board, the monthly payment required to be deposited into the Company’s Trust Account to extend the Termination Date by one month should be the lesser of (i) $0.035 for each outstanding share of Public Stock after giving effect to the redemption, and (ii) $100,000.

In connection with the stockholders’ vote at the Annual Meeting, 4,520,384 shares were tendered for redemption.

On October 9, 2024, $49,774,936, or approximately $11.01 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 4,520,384 shares of the Company’s Class A common stock that were redeemed were cancelled.

As approved by its stockholders at the Annual Meeting of stockholders held on September 29, 2025, the Company filed an amendment to its Charter with the Delaware Secretary of State on September 30, 2025, to modify the terms and extend the Termination Date by which the Company has to consummate a business combination by allowing the Company, through resolution of the board of directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2025 to March 30, 2026, or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto. For each monthly extension approved by the Board, the monthly payment required to be deposited into the Company’s Trust Account to extend the Termination Date by one month should be $0.035 for each outstanding share of Public Stock after giving effect to the redemption. In addition, in connection with stockholders Annual Meeting held on September 29, 2025, the stockholders approved the amendment of the Company’s investment management trust agreement, allowing the Company to extend the date by which the Company must consummate a Business Combination up to six times, each such extension for an additional one month period, until March 30, 2026.

In connection with the stockholders’ vote at the Annual Meeting held on September 29, 2025, 2,046,800 shares were tendered for redemption.

On October 22, 2025, $23,950,427, or approximately $11.70 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 2,046,800 shares of the Company’s Class A common stock that were redeemed were cancelled.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period November 12, 2021 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $3,693,011, which consists of general and administrative expenses of $563,783, loss on debt extinguishment of promissory note of $6,222,973, and provision for income taxes of $49,807, offset by interest earned on marketable securities held in Trust Account of $287,177, and gain on change in fair value of promissory note $2,856,375.

For the nine months ended September 30, 2025, we had a net loss of $4,384,093, which consists of general and administrative expenses of $1,675,074, loss on debt extinguishment of promissory note of $6,222,973, and provision for income taxes of $194,023, offset by interest earned on marketable securities held in Trust Account of $851,602, and gain on change in fair value of promissory note $2,856,375.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, we had $19,183 in our operating bank account available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

Through September 30, 2025, the Sponsor deposited a total of $2,379,439 into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to September 30, 2025.

On October 10, 2025, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from September 30, 2025 to October 31, 2025.

On November 4, 2025, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from October 31, 2025 to November 30, 2025.

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

On March 24, 2025, the Promissory Note was further amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Promissory Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Promissory Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. On May 29, 2025, the Note was further amended, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination. As of September 30, 2025 and December 31, 2024, there was $0 and $2,529,445, respectively, outstanding under the Promissory Note. The Promissory Note was extinguished on July 29, 2025 through the issuance of the second amended and restated promissory note agreement (as described below).

On July 29, 2025, the Company entered into a second amended and restated promissory note with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination. Upon completion of an initial Business Combination, the outstanding principal balance of the promissory note will be converted into preferred stock with a stated value equal to 200% of the outstanding principal amount. The Company assessed whether the issuance of the Second Amended and Restated Promissory Note constituted a debt modification or extinguishment. Because the revised terms are substantially different from the original note—based on the 10% net present value test under ASC 470-50—the transaction qualifies as an extinguishment. Accordingly, the original debt (Promissory Note – Related Party) was derecognized and the new debt was recognized at fair value, with the resulting loss on debt extinguishment recorded in earnings. The Company established the initial fair value the new debt as of July 29, 2025, using a calculation prepared by a third party valuation team which takes into consideration market assumptions which are disclosed in the Unaudited Notes to Condensed Consolidated Financial Statements. The Company had recorded a loss on extinguishment of promissory note amounting to $6,222,973 which was presented in the condensed consolidated statements of operations.

As of September 16, 2025, the cash payment option of the promissory note has expired and the settlement of the promissory note is through issuance of new class of preferred stock. As of September 30, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $300,000 to $4,330,000. The Company assessed that the amended agreement is a freestanding ASC 480 liability (variable-share settlement for a predominantly fixed monetary amount), measured at fair value initially and subsequently, with changes in earnings. The Company recognized a gain on change in fair value of promissory note of $2,856,375 during the three and nine months ended September 30, 2025.

As of September 30, 2025, the second amended and restated promissory note has a fair value of $7,393,329.

As approved by its stockholders at the annual meeting (the “Annual Meeting”) of stockholders held on September 26, 2024, the Company filed an amendment to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State on September 27, 2024 (the “Charter Amendment”), and also amended its investment management trust agreement, to (a) modify the terms and extend the date (the “Termination Date”) by which the Company has to consummate a business combination by allowing the Company, through resolution of the board of directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2024 to September 30, 2025 (the “Combination Period”), or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto; and (b) to remove the provision which permitted the withdrawal of $100,000 from the trust account of the Company in order to pay dissolution expenses. For each monthly extension approved by the Board, the monthly payment required to be deposited into the Company’s Trust Account to extend the Termination Date by one month should be the lesser of (i) $0.035 for each outstanding share of Public Stock after giving effect to the redemption, and (ii) $100,000.

In connection with the stockholders’ vote at the Annual Meeting, 4,520,384 shares were tendered for redemption.

On October 9, 2024, $49,774,936, or approximately $11.01 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 4,520,384 shares of the Company’s Class A common stock that were redeemed were cancelled.

As approved by its stockholders at the Annual Meeting of stockholders held on September 29, 2025, the Company filed an amendment to its Charter with the Delaware Secretary of State on September 30, 2025, to modify the terms and extend the Termination Date by which the Company has to consummate a business combination by allowing the Company, through resolution of the board of directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2025 to March 30, 2026, or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto. For each monthly extension approved by the Board, the monthly payment required to be deposited into the Company’s Trust Account to extend the Termination Date by one month should be $0.035 for each outstanding share of Public Stock after giving effect to the redemption. In addition, in connection with stockholders Annual Meeting held on September 29, 2025, the stockholders approved the amendment of the Company’s investment management trust agreement, allowing the Company to extend the date by which the Company must consummate a Business Combination up to six times, each such extension for an additional one month period, until March 30, 2026.

In connection with the stockholders’ vote at the Annual Meeting held on September 29, 2025, 2,046,800 shares were tendered for redemption.

On October 22, 2025, $23,950,427, or approximately $11.70 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 2,046,800 shares of the Company’s Class A common stock that were redeemed were cancelled.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans (as defined below) may be convertible into Units of the post-business combination entity at a price of $10.00 per unit. The Units would be identical to the Private Units. As of September 30, 2025 and December 31, 2024, there was no amount outstanding under the Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until November 30, 2025 (March 30, 2026, if extended by the full amount of time), as extended, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by November 30, 2025 (March 30, 2026, if extended by the full amount of time), there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 30, 2025 (March 30, 2026, if extended by the full amount of time). The Company intends to complete a Business Combination with Cyabra before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

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

On March 24, 2025, the Promissory Note was further amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Promissory Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Promissory Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. On May 29, 2025, the Note was further amended, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination. As of September 30, 2025 and December 31, 2024, there was $0 and $2,529,445, respectively, outstanding under the Promissory Note. The Promissory Note was extinguished on July 29, 2025 through the issuance of the second amended and restated promissory note agreement (as described below).

On July 29, 2025, the Company entered into a second amended and restated promissory note with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination. Upon completion of an initial Business Combination, the outstanding principal balance of the promissory note will be converted into preferred stock with a stated value equal to 200% of the outstanding principal amount. The Company assessed whether the issuance of the Second Amended and Restated Promissory Note constituted a debt modification or extinguishment. Because the revised terms are substantially different from the original note—based on the 10% net present value test under ASC 470-50—the transaction qualifies as an extinguishment. Accordingly, the original debt (Promissory Note – Related Party) was derecognized and the new debt was recognized at fair value, with the resulting loss on debt extinguishment recorded in earnings. The Company established the initial fair value the new debt as of July 29, 2025, using a calculation prepared by a third party valuation team which takes into consideration market assumptions which are disclosed in the Unaudited Notes to Condensed Consolidated Financial Statements. The Company had recorded a loss on extinguishment of promissory note amounting to $6,222,973 which was presented in the condensed consolidated statements of operations.

As of September 16, 2025, the cash payment option of the promissory note has expired and the settlement of the promissory note is through issuance of new class of preferred stock. As of September 30, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $300,000 to $4,330,000. The Company assessed that the amended agreement is a freestanding ASC 480 liability (variable-share settlement for a predominantly fixed monetary amount), measured at fair value initially and subsequently, with changes in earnings. The Company recognized a gain on change in fair value of promissory note of $2,856,375 during the three and nine months ended September 30, 2025.

As of September 30, 2025, the second amended and restated promissory note has a fair value of $7,393,329.

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

On October 28, 2025, the Company and the Underwriters entered into an agreement pursuant to which the parties have agreed that, in lieu of a cash payment, the Company will pay each Underwriter 103,500 of the PubCo Shares as payment for deferred underwriting commissions.

Advisory Agreement

Pursuant to the advisory agreement entered into in September 2022 with LifeSci Capital LLC (“LifeSci”), further amended in March 2023, upon the consummation of the initial business combination, we have agreed to pay LifeSci equal to one and one half (1.5%) percent of the total consideration paid in connection with the initial business combination in the form of equity interests in the entity that survives any such business combination in exchange for the provision by the underwriters of certain services relating to the initial business combination. On October 28, 2025, the Company, the Sponsor, and LifeSci entered into an amendment to the Advisory Agreement pursuant to which LifeSci agreed to waive its advisory fee.

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

LifeSci Advisory Agreement

On October 28, 2025, the Company entered into an advisory agreement with Cybra and LifeSci pursuant to which LifeSci will provide certain financial advisory and investment banking services to Cyabra. In connection with such engagement, LifeSci will receive a retainer fee of ordinary shares of Cyabra which will convert into 105,000 PubCo Shares upon the closing of the Business Combination and an advisory fee of $1,050,000 paid in PubCo Shares 90 days after the closing of the Business Combination.

Ladenburg Advisory Agreement

On October 28, 2025, Holdings entered into an advisory agreement with Cyabra and Ladenburg pursuant to which Ladenburg will provide financial advisory and investment banking services to Cyabra. In connection with such engagement, Ladenburg will receive an advisory fee of $1,050,000 paid in PubCo Shares 90 days after the closing of the Business Combination.

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

In connection with stockholders Annual Meeting held on September 29, 2025, the stockholders approved the amendment of the Company’s investment management trust agreement, allowing the Company to extend the date by which the Company must consummate a Business Combination up to six times, each such extension for an additional one month period, until March 30, 2026.

Critical Accounting Estimates

Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. Some of the more significant estimates are in connection with determining the fair value of the stock-based compensation and the derivative financial instruments at the time of the initial public offering. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. We have identified the following critical accounting estimates as of September 30, 2025.

Derivative Financial Instruments

We evaluate financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date.

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

As of July 29, 2025, the second amended and restated promissory note was initially recognized at a fair value of $9,964,704. On September 16, 2025, the cash payment option of the promissory note has expired and the settlement of the promissory note will be settled through issuance of new class of preferred stock, requiring the remeasurement of the promissory note at fair value on such date. The Company amended the second amended and restated promissory note on September 30, 2025 and assessed that the amended agreement is a freestanding ASC 480 liability, measured at fair value initially and subsequently, with changes in earnings. As of September 30, 2025, the second amended and restated promissory note has a fair value of $7,393,329. The fair value of the promissory note was determined using Monte Carlo Simulation Model. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the second amended and restated promissory note:

	July 29, 2025	September 16, 2025	September 30, 2025
Estimated deSPAC stock price	$5.76	$3.74	$3.36
Remaining term	1.7	1.9	1.8
Volatility	102.4%	102.4%	102.4%
Risk-free rate	3.85%	3.46%	3.55%
Implied probability of successful initial Business Combination	70.0%	73.7%	74.4%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Promissory note - 2nd amended and restated
Fair value at July 29, 2025	$9,964,704
Additional draws on promissory note	285,000
Gain on change in fair value of promissory note	(2,075,267)
Fair value at September 16, 2025	8,174,437
Gain on change in fair value of promissory note	(781,108)
Fair value at September 30, 2025	$7,393,329

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2025, due to material weaknesses identified related to ineffective review controls over the valuation of complex financial instruments associated with promissory note.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

TRAILBLAZER MERGER CORPORATION I

Date: November 21, 2025	By:	/s/ Arie Rabinowitz
	Name:	Arie Rabinowitz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2025	By:	/s/ Scott Burell
	Name:	Scott Burell
	Title:	Chief Financial Officer