Form 10-K
period 2025-12-31
Trailblazer Merger Corp I
filed 2026-03-10
CIK 1934945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,897,275.

As of March 6, 2026, there were 2,452,315 shares of Class A common stock, $0.0001 par value per share and 1 share of Class B common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRAILBLAZER MERGER CORPORATION I

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

CERTAIN TERMS

References to “the Company,” “TBMC,” “Trailblazer,” “our,” “us” or “we” refer to Trailblazer Merger Corporation I, a blank check company incorporated in Delaware on November 12, 2021. References to our “Sponsor” refer to Trailblazer Sponsor Group, LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Trailblazer Merger Corporation I, which closed on March 31, 2023.

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

ii

PART I

ITEM 1. BUSINESS

Introduction

Trailblazer Merger Corporation I (the “Company” or “Trailblazer”) is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. While we may pursue an initial business combination target in any business or industry, we intend to focus our search for a target business on companies operating in the technology industry.

On March 31, 2023, the Company consummated the IPO of 6,000,000 units (the “Units”). Each Unit consisted of one share of Class A common stock, $0.0001 par value per share (“Common Stock”) and one right (“Right”) to receive one-tenth (1/10) of one share of Common Stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any, which the underwriters exercised in full simultaneously with the consummation of the IPO. The total aggregate issuance by the Company of 6,900,000 Units at a price of $10.00 per unit resulted in a total gross proceeds of $69,000,000.

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

As approved by its stockholders at the Annual Meeting of stockholders held on September 26, 2024, the Company filed an amendment to its Charter with the Delaware Secretary of State on September 27, 2024, and also amended its investment management trust agreement, to (a) modify the terms and extend the date (the “Termination Date”) by which the Company has to consummate a business combination by allowing the Company, through resolution of the Board of Directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2024 to September 30, 2025, or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto; and (b) to remove the provision which permitted the withdrawal of $100,000 from the trust account of the Company in order to pay dissolution expenses. For each monthly extension of the Termination Date approved by the Board, the monthly payment required to be deposited into the Company’s Trust Account to extend the Termination Date by one month should be the lesser of (i) $0.035 for each outstanding share of Public Stock after giving effect to the redemption, and (ii) $100,000. In connection with the stockholders’ vote at the Annual Meeting, 4,520,384 shares were tendered for redemption. On October 9, 2024, $49,774,936, or approximately $11.01 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 4,520,384 shares of the Company’s Class A common stock that were redeemed were cancelled.

As approved by its stockholders at the Annual Meeting of stockholders held on September 29, 2025, the Company filed a second amendment to its Charter with the Delaware Secretary of State on September 30, 2025, to (a) modify the terms and extend the date by which the Company has to consummate a business combination by allowing the Company, through resolution of the Board of Directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2025 to March 30, 2026, or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto. Also on September 29, 2025, the stockholders approved a second amendment to the Company’s investment management trust agreement, dated as of March 28, 2023, as amended, (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the date by which the Company must consummate a business combination up to six (6) times, each such extension for an additional one (1) month period, until March 30, 2026.

In connection with the stockholders’ vote at such annual meeting, 2,046,800 shares were tendered for redemption. On October 22, 2025, $23,950,427, or approximately $11.70 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 2,046,800 shares of the Company’s Class A common stock that were redeemed were cancelled.

Management Team

Our management team is led by Yosef Eichorn, our Chief Executive Officer, Chief Development Officer and Director and Scott Burell, our Chief Financial Officer. Joseph Hammer currently serves as our Chairman of the Board. Barak Avitbul, Olga Castells, and Patrick Donovan are our independent directors.

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

Yosef Eichorn - Chief Executive Officer, Chief Development Officer and Director

On January 21, 2026, the Board of Directors of the Company appointed Yosef Eichorn as its Chief Executive Officer, and as the Chief Executive Officer and sole director of Holdings. Mr. Eichorn is also currently the Chief Development Officer of the Company. Mr. Eichorn also serves as the Vice President of Investments at LHX. Mr. Eichorn has served in this capacity since February 2025. Previously he served in the same capacity at LH Financial since January 2020. Mr. Eichorn focuses on evaluating new investment opportunities in addition to monitoring the family’s active portfolio companies. From March 2019 to September 2021, Mr. Eichorn served as Compliance Officer at LH Financial. He was responsible for compliance, developing and updating LH Financial’s and its family client’s compliance framework and procedures to ensure that LH and its family client comply with applicable policies and regulations. From July 2018 to December 2019, Mr. Eichorn served as a Research Analyst at LH Financial. Mr. Eichorn is the son-in-law of Mr. Rabinowitz, our former Chief Executive Officer. Yosef Eichorn graduated from Empire State College with a BS in Liberal Arts.

Scott Burell - Chief Financial Officer

Since March 2023, Scott Burell has served as our Chief Financial Officer. Since August 2018, Mr. Burell has been the Chief Financial Officer of AIVITA Biomedical, Inc., an Irvine California-based immuno-oncology company focused on the advancement of commercial and clinical-stage programs utilizing curative and regenerative medicines. From November 2006 until its sale to Invitae Corp. (NYSE: NVTA) in November 2017, Mr. Burell was the Chief Financial Officer, Secretary and Treasurer of CombiMatrix Corporation (NASDAQ: CBMX), a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. Mr. Burell successfully led the split-off of CombiMatrix in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as CombiMatrix’s reorganization in 2010. Prior to this, Mr. Burell had served as CombiMatrix’s Vice President of Finance since 2001 and as its Controller from 2001 to 2006. From 1999 until the time that he first joined CombiMatrix in 2001, Mr. Burell was the Controller for Network Commerce, Inc. (NASDAQ: SPNW), a publicly traded technology and information infrastructure company located in Seattle. Prior to this, Mr. Burell spent nine years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. Mr. Burell is also a member of the board of directors of Microbot Medical (NASDAQ: MBOT), an Israeli-based medical device company. Mr. Burell obtained his Washington state CPA license in 1992 and is a Certified Public Accountant (currently inactive). Mr. Burell holds BS degrees in Accounting and Business Finance from Central Washington University.

Joseph Hammer - Chairman of The Board of Directors

Joseph Hammer has been the Chairman of our Board of Directors since March 2023. Since February 2025, Mr. Hammer has served as the Chief Investing Officer (“CIO”) at LHX. Prior to that he held the same role at LH Financial since 2010. As the CIO, Mr. Hammer sources potential investments for the family office and provides continued guidance to Alpha Capital Anstalt, a Liechtenstein Anstalt (“Alpha”)for many of the family’s investments and mergers, and in particular, within the Middle East. In addition, Mr. Hammer originates numerous charitable endeavors and relationships for LHX and the family, including organizations that foster education, family, and health across North America, Israel, and elsewhere. Mr. Hammer is a Board Member of Gratitude Railroad LLC, a community of investors, operating an alternative investment platform, who are inspired and dedicated to solving environmental and social problems through the profitable deployment of financial, intellectual, and human capital. Mr. Hammer is the founder of The JDH Foundation, a 501(c)3 charitable organization which supports both local and international charitable causes. He is also the Chairman of the Executive Committee of Chai Lifeline, Inc., a health support network for children, families and communities impacted by serious illness or loss. He serves as a Board Member of The Duvdevan Foundation, a support system for soldiers in the elite Duvdevan Unit of the Israeli Defense Forces.

Barak Avitbul has been a member of our Board of Directors since March 2023. Mr. Avitbul is the Chief Executive Officer of NetNut Ltd., and has been a member of senior management of Safe-T Group Ltd. (Nasdaq, TASE: SFET), a global provider of cybersecurity and privacy solutions to consumers and enterprises, since the completion of the acquisition of NetNut in June 2019 by Safe-T Group. NetNut provides business proxy network solutions that enable multiple business use cases, such as online ad verification, retail price and inventory comparisons, network security penetration, load testing of applications, and other data mining and analysis. Mr. Avitbul has also served as the Chief Executive Officer of ORB Spring Ltd. Mr. Avitbul has founded and led several successful internet and software companies among them DiviNetworks Ltd., where he built global network optimization as a service operation in over fifty countries around the world and was the first Israeli company to raise investment from the World Bank. Before founding DiViNetworks, Mr. Avitbul founded Key2Peer, a provider of anti-piracy and promotional services for the P2P market, leading it to a net profit in less than twelve months. Prior to that, Mr. Avitbul served as a consultant for several premier technology companies in diverse sectors, among them Rosetta Genomics (NASDAQ: ROSG), where he served as the head of algorithm research. Mr. Avitbul also served as Director of Research and Development at iMDsoft, playing an instrumental role in creating and launching successful products in the healthcare clinical information management market. Mr. Avitbul holds an L.L.B in Law and BS in Computer Science, both from Tel Aviv University.

Olga Castells has been a member of the Board of Directors since March 2023. Ms. Castells is a Managing Director at Socorro Partners, a position she has held since November 2024 and where she focuses on growing the Tax M&A practice of the firm, and providing tax consulting services to middle market clients across various industries. Prior to that she was a Tax Senior Director at Oracle Corporation, a position she held since 2010, where she was responsible for audit controversy matters in Canada and Latin America, a region with approximately $3b in annual revenue. Prior to joining Oracle, Ms. Castells worked for PricewaterhouseCoopers (PwC) for five years and held a variety of positions where she performed international tax planning for large multi-national clients with operations in Europe, Asia, Latin America and the Caribbean in a variety of industries, including consumer products, retail, manufacturing, franchise services and power generation. Ms. Castells completed a Master of Science in Taxation from University of Miami and graduated from University of Miami cum laude with a BS in Accounting. Ms. Castells is a Certified Public Accountant licensed in Florida.

Patrick Donovan has been a member of the Board of Directors since March 2023. From February 2025 to the present Mr. Donovan has been the CFO of Pure Thought, Inc., an artificial intelligence software startup. Mr. Donovan is also a founding partner of Lokahi Capital, a private equity firm located in Delray, Florida. Mr. Donovan brings an international business background, working in Europe and the United States, while serving a global client base. His career began in commercial real estate finance and evolved with a move to investment banking with Credit Suisse in London in 2005. He also held positions as a Fixed Income Portfolio Manager at UBS in London and a Structured Credit Trader at AVM/III Capital located in Florida, US. Mr. Donovan has been a Board of Trustee member of Gulf Stream School since 2018 and currently chairs the Finance Committee. Mr. Donovan earned a Master of Business Administration from Washington University Olin School of Business and a BS in Finance from University of Missouri.

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

Business Combination

On July 22, 2024, Trailblazer entered into a merger agreement, by and among Trailblazer, Trailblazer Merger Sub, Ltd., an Israeli company and a direct, wholly owned subsidiary of Trailblazer (“Merger Sub”), Trailblazer Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Trailblazer (“Holdings”), and Cyabra Strategy Ltd., a private company organized in Israel (“Cyabra”) (as amended on November 11, 2024 and on November 6, 2025 and as it may be further amended and/or restated from time to time, the “Merger Agreement”).

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

At the effective time of the Acquisition Merger (the “Effective Time”), (i) each Cyabra ordinary share, NIS 0.01 par value per share (the “Cyabra Ordinary Shares”) issued and outstanding immediately prior to the Effective Time, in accordance with Cyabra’s Amended and Restated Articles of Association (the “Articles of Association”), shall be converted into the right to receive a number of shares of Holdings Common Stock equal to the quotient obtained by dividing (a) the Aggregate Merger Consideration by Cyabra’s outstanding shares, on a fully-diluted basis (the “Conversion Ratio”), (ii) each Cyabra Preferred Share issued and outstanding immediately prior to the Effective Time (other than the Series B Preferred Shares of Cyabra issued to the holders upon conversion of the 2024 Convertible Notes as described below) shall be converted into the right to receive a number of shares of Holdings Common Stock equal to (A) the Conversion Ratio multiplied by (B) the number of Cyabra Ordinary Shares issuable upon conversion of such Cyabra preferred shares as of immediately prior to the Effective Time, (iii) each Cyabra Option shall be exchanged for an equivalent award under the Cyabra, Inc. 2025 Omnibus Equity Incentive Plan (the “2025 Plan”), as set forth in the Merger Agreement, (iv) each Cyabra Convertible Note shall be (A) treated in accordance with the terms of the relevant agreements governing such Cyabra Convertible Notes and (B) converted into Cyabra Preferred Shares or Cyabra Ordinary Shares, as applicable and (iii) each Cyabra Warrant shall be treated in accordance with the terms of the relevant agreements governing such Cyabra Warrants, provided that any Cyabra Warrants not so converted shall be assumed by Holdings. In addition, each holder of Series B Preferred Shares of Cyabra shall receive in consideration for the transfer of all of its Series B Preferred Shares of Cyabra to Holdings pursuant to the Merger Agreement (the “Preferred B Merger Consideration”), at such holder’s option, either (1) Holdings Common Stock or (2) a number of shares of Holdings Preferred Stock (as defined below) equal to the quotient obtained by dividing (x) the amount obtained by multiplying (i) such holder’s Series B Preferred Shares of Cyabra and (ii) the original issue price of such Series B Preferred Shares of Cyabra by (y) 1,000. Each share of Holdings Preferred Stock issued as Preferred B Merger Consideration shall (i) have a conversion price equal to the product of the conversion price of the Series B Preferred Shares of Cyabra multiplied by 1 divided by the Conversion Ratio (as defined in the Merger Agreement) and (ii) have a stated value equal to $1,000.

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

Pursuant to the Merger Agreement, upon the closing of the Business Combination, the Cyabra Key Employees (as defined below) will receive 400,000 shares of Holdings Common Stock in the aggregate pursuant to the 2025 Plan.

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

On November 6, 2025, the parties thereto entered into an amendment to the Merger Agreement (the “Amendment to the Merger Agreement”) in order to, among other things: (i) amend the provision related to the PIPE Investment (as defined below) to reflect that the 2025 PIPE Investors (as defined below) will receive Holdings Series B Preferred Stock and not Holdings Common Stock; (ii) amend the Base Purchase Price from $70,000,000 to $106,000,000; (iii) amend the First Calculation Period (as defined in the Merger Agreement) from December 31, 2025 to December 31, 2026; and (iv) amend the Outside Date to February 1, 2026.

Pipe Investments

On December 18, 2025, Holdings entered into subscription agreements with certain PIPE investors (the “2025 PIPE Investors”) providing for aggregate investments in the amount of no less than $6,000,000 in Holdings Series B Preferred Stock in a private placement that will close concurrently with the closing of the Business Combination (the “PIPE Investment”).

In the event that in excess of $3,500,000 remains in the Trust Account after redemption of the Company’s common stock in connection with the Business Combination, the PIPE Investment shall be reduced by the amount by which the Trust Account exceeds $3,500,000.

On November 6, 2025, the parties thereto entered into an amendment to the Merger Agreement (the “Amendment to the Merger Agreement”) in order to, among other things: (i) amend the provision related to the PIPE Investment to reflect that the 2025 PIPE Investors will receive Holdings Series B Preferred Stock and not Holdings Common Stock; (ii) amend the Base Purchase Price from $70,000,000 to $106,000,000; (iii) amend the First Calculation Period (as defined in the Merger Agreement) from December 31, 2025 to December 31, 2026; and (iv) amend the Outside Date to February 1, 2026.

On February 5, 2026, Holdings entered into additional subscription agreements with certain investors (the “2026 PIPE Investors”) providing for an additional $2.0 million private placement investment in Holdings Series B Preferred Stock and warrants (the “Additional PIPE Investment”). The Additional PIPE Investment was entered into with the 2026 PIPE Investors on substantially the same terms as the previously disclosed $6.0 million PIPE Investment. As a result of the Additional PIPE Investment, the total committed PIPE financing has been increased to $8.0 million.

In connection with the Business Combination the Company entered into certain deferred fee and support agreements.

(a) Deferred Underwriting Commissions

Pursuant to the Underwriting Agreement entered into on March 28, 2023, the Company agreed to pay the underwriters deferred compensation in the amount of $2,070,000 upon the closing of the initial business combination. On October 28, 2025, the Company and the underwriters entered into an agreement pursuant to which the parties have agreed that, in lieu of a cash payment, the Company will pay each Underwriter 103,500 shares of common stock of the post-Business Combination Company (the “PubCo Shares”) as payment for deferred underwriting commissions (the “Deferred Fee Agreement”).

(b) Fee Agreements for Advisory Services

In addition, pursuant to an advisory agreement between the Company and LifeSci Capital LLC (“LifeSci”) entered into on September 23, 2022 (the “Advisory Agreement”), the Company agreed to pay LifeSci a fee equal to one and one half percent (1.5%) of the total consideration in connection with Business Combination in the form of equity interests in the surviving entity. On October 28, 2025, the Company, the Sponsor and LifeSci entered into an amendment (the “Amendment to the Advisory Agreement”) to the Advisory Agreement pursuant to which LifeSci agreed to waive its advisory fee.

On October 28, 2025, Holdings entered into an advisory agreement (the “LifeSci Advisory Agreement”) with Cybra and LifeSci pursuant to which LifeSci will provide certain financial advisory and investment banking services to Cyabra. In connection with such engagement, LifeSci will receive a retainer fee of ordinary shares of Cyabra which will convert into 105,000 PubCo Shares upon the closing of the Business Combination and an advisory fee of $1,050,00 paid in PubCo Shares 90 days after the closing of the Business Combination.

On October 28, 2025, Holdings entered into an advisory agreement (the “Ladenburg Advisory Agreement”) with Cyabra and Ladenburg pursuant to which Ladenburg will provide financial advisory and investment banking services to Cyabra. In connection with such engagement, Ladenburg will receive an advisory fee of $1,050,000 paid in PubCo Shares 90 days after the closing of the Business Combination.

(c) Parent Support Agreement

Contemporaneously with the execution of, and as a condition and an inducement to the Company and Cyabra to enter into the Merger Agreement, the Sponsor and certain other stockholders of the Company entered into and delivered the Parent Support Agreement (the “Parent Support Agreement”), pursuant to which the Sponsor and each such Company stockholder have agreed (i) not to transfer or redeem any of the Company Common Stock held by such Company stockholder and (ii) to vote in favor of the Merger Agreement and the Merger and the other transactions contemplated thereby at the Company stockholder meeting.

(d) Company Support Agreement

Contemporaneously with the execution of, and as a condition and an inducement to the Company and Cyabra to enter into the Merger Agreement, certain Cyabra shareholders entered into and delivered the Company Support Agreement (the “Company Support Agreement”), pursuant to which each such Cyabra shareholder has agreed (i) not to transfer any equity securities held by such shareholder and (ii) to vote in favor of the Merger Agreement and the Merger and the other transactions contemplated thereby.

The Company held a Special Meeting of Stockholders (the “Special Meeting”) on February 18, 2026 at which the stockholders approved (i) the Merger Agreement and the Business Combination; (ii) the adoption of the amended and restated certificate of incorporation of the Combined Company (the “Proposed Certificate of Incorporation”); (iii) the adoption, on a non-binding advisory basis, nine separate governance proposals set forth in the Proposed Certificate of Incorporation and the proposed amended and restated bylaws of the Combined Company; (iv) for purposes of complying with Nasdaq Listing Rules 5635 (a) and (b), the issuance of Holdings common stock pursuant to the Merger Agreement in an amount greater than 20% of the number of outstanding shares of Common Stock before such issuance and the resulting change in control in connection with the Business Combination; (v) for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of the shares of Holdings common stock upon the conversion of the Holdings Series B preferred stock and the PIPE warrants issued in connection with the PIPE investment upon the consummation of the Business Combination in an amount greater than 20% of the number of outstanding shares of Common Stock before such issuance; and (vi) the adopt the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan in connection with the Business Combination.

In connection with the stockholders’ vote at such Special Meeting, 210,269 shares were tendered for redemption.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on global tier of The Nasdaq Stock Market, LLC, or Nasdaq, under the symbol “TBMCU” on or about March 29, 2023, and the shares of common stock and rights began separate trading on Nasdaq under the symbols “TBMC” and “TBMCR,” respectively, on or about May 15, 2023.

Holders of Record

As of March 6, 2026, there were 2,452,316 of our shares of common stock issued and outstanding held by approximately 4 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with the Sponsor for 394,500 Private Units generating total proceeds of $3,945,000. The Private Units are identical to the Units sold in the IPO. The Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement) until the completion of the Company’s initial business combination. The holders of the Private Units were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

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

Recent Developments

Business Combination

On July 22, 2024, Trailblazer entered into a merger agreement, by and among Trailblazer, Trailblazer Merger Sub, Ltd., an Israeli company and a direct, wholly owned subsidiary of Trailblazer (“Merger Sub”), Trailblazer Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Trailblazer (“Holdings”), and Cyabra Strategy Ltd., a private company organized in Israel (“Cyabra”) (as amended on November 11, 2024 and on November 6, 2025 and as it may be further amended and/or restated from time to time, the “Merger Agreement”).

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

Pipe Investments

On December 18, 2025, Holdings entered into subscription agreements with certain PIPE investors (the “2025 PIPE Investors”) providing for aggregate investments in the amount of no less than $6,000,000 in Holdings Series B Preferred Stock in a private placement that will close concurrently with the closing of the Business Combination (the “PIPE Investment”).

In the event that in excess of $3,500,000 remains in the Trust Account after redemption of the Company’s common stock in connection with the Business Combination, the PIPE Investment shall be reduced by the amount by which the Trust Account exceeds $3,500,000.

On November 6, 2025, the parties thereto entered into an amendment to the Merger Agreement (the “Amendment to the Merger Agreement”) in order to, among other things: (i) amend the provision related to the PIPE Investment to reflect that the 2025 PIPE Investors will receive Holdings Series B Preferred Stock and not Holdings Common Stock; (ii) amend the Base Purchase Price from $70,000,000 to $106,000,000; (iii) amend the First Calculation Period (as defined in the Merger Agreement) from December 31, 2025 to December 31, 2026; and (iv) amend the Outside Date to February 1, 2026.

On February 5, 2026, Holdings entered into additional subscription agreements with certain investors (the “2026 PIPE Investors”) providing for an additional $2.0 million private placement investment in Holdings Series B Preferred Stock and warrants (the “Additional PIPE Investment”). The Additional PIPE Investment was entered into with the 2026 PIPE Investors on substantially the same terms as the previously disclosed $6.0 million PIPE Investment. As a result of the Additional PIPE Investment, the total committed PIPE financing has been increased to $8.0 million.

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

Through December 31, 2025, the Sponsor deposited a total of $2,414,384 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to December 31, 2025.

On January 5, 2026, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from December 31, 2025 to January 31, 2026.

On February 3, 2026, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from January 31, 2026 to February 28, 2026.

On March 2, 2026, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from February 28, 2026 to March 30, 2026.

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

On March 24, 2025, the Promissory Note was further amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Promissory Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Promissory Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. On May 29, 2025, the Note was further amended, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination. As of December 31, 2025 and 2024, there was $0 and $2,529,445, respectively, outstanding under the Promissory Note. The Promissory Note was extinguished on July 29, 2025 through the issuance of the second amended and restated promissory note agreement (as described below).

On July 29, 2025, the Company entered into a Second Amended and Restated Promissory Note with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination with a stated value equal to 200% of the outstanding principal amount. The Company assessed whether the issuance of the Second Amended and Restated Promissory Note constituted a debt modification or extinguishment and determined that the old note was extinguished and replaced with a new instrument. Accordingly, the original debt (Promissory Note – Related Party) was derecognized and the new instrument was recognized at fair value, with the resulting loss on debt extinguishment recorded in earnings. The Company established the initial fair value of the new instrument as of July 29, 2025, using a calculation prepared by a third party valuation team which takes into consideration market assumptions which are disclosed in the Notes to Consolidated Financial Statements.

As of September 16, 2025, the cash payment option of the promissory note has expired, and the settlement of the promissory note is through issuance of new class of preferred stock, an embedded forward settlement contract, if a business combination occurs. On September 30, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $300,000 to $4,330,000 subject to the same settlement terms. On November 24, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $250,000 to $4,580,000.

On December 4, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory note with the Sponsor, which still provides that in the event that the Company completes an initial Business Combination, all of the outstanding principal balance will convert into new classes of preferred stock of the Company or its successor with a total stated value of such preferred stock equal to 300% (100% Series B + 200% Series C) of the outstanding principal amount. Should the Business Combination not occur, the Convertible Promissory Note and Forward Settlement Contract would remain outstanding.

For the year ended December 31, 2025, the Company recorded an extinguishment loss of $6,222,973, which is the difference between the carrying amount of the note of $3,741,731 and fair value of the instrument of $9,964,704, and change in fair value charge of $217,470, which are presented in the consolidated statements of operations. As of December 31, 2025, the Convertible Forward Settlement Contract has a fair value of $11,007,174.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period November 12, 2021 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $8,290,147, which consists of general and administrative expenses of $2,564,563, loss on debt extinguishment of promissory note of $6,222,973, loss on change in fair value of promissory note and forward settlement provision $217,470, and provision for income taxes of $229,187, offset by interest earned on marketable securities held in Trust Account of $943,846.

For the year ended December 31, 2024, we had a net income of $277,658, which consists of interest earned on marketable securities held in Trust Account of $3,296,420, offset by the operating costs of $ $2,293,333, and provision for income taxes of $725,429.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, we had $85,353 in our operating bank account available for working capital needs, while restricted cash available to pay for the Company’s franchise and income taxes is $121,181. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

Through December 31, 2025, the Sponsor deposited a total of $2,414,384 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to December 31, 2025.

On January 5, 2026, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from December 31, 2025 to January 31, 2026.

On February 3, 2026, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from January 31, 2026 to February 28, 2026.

On March 2, 2026, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from February 28, 2026 to March 30, 2026.

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

On March 24, 2025, the Promissory Note was further amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Promissory Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Promissory Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. On May 29, 2025, the Note was further amended, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination. As of December 31, 2025 and 2024, there was $0 and $2,529,445, respectively, outstanding under the Promissory Note. The Promissory Note was extinguished on July 29, 2025 through the issuance of the second amended and restated promissory note agreement (as described below).

On July 29, 2025, the Company entered into a Second Amended and Restated Promissory Note with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination with a stated value equal to 200% of the outstanding principal amount. The Company assessed whether the issuance of the Second Amended and Restated Promissory Note constituted a debt modification or extinguishment and determined that the old note was extinguished and replaced with a new instrument. Accordingly, the original debt (Promissory Note – Related Party) was derecognized and the new instrument was recognized at fair value, with the resulting loss on debt extinguishment recorded in earnings. The Company established the initial fair value of the new instrument as of July 29, 2025, using a calculation prepared by a third party valuation team which takes into consideration market assumptions which are disclosed in the Notes to Consolidated Financial Statements.

As of September 16, 2025, the cash payment option of the promissory note has expired, and the settlement of the promissory note is through issuance of new class of preferred stock, an embedded forward settlement contract, if a business combination occurs. On September 30, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $300,000 to $4,330,000 subject to the same settlement terms. On November 24, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $250,000 to $4,580,000.

On December 4, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory note with the Sponsor, which still provides that in the event that the Company completes an initial Business Combination, all of the outstanding principal balance will convert into new classes of preferred stock of the Company or its successor with a total stated value of such preferred stock equal to 300% (100% Series B + 200% Series C) of the outstanding principal amount. Should the Business Combination not occur, the Convertible Promissory Note and Forward Settlement Contract would remain outstanding.

For the year ended December 31, 2025, the Company recorded an extinguishment loss of $6,222,973, which is the difference between the carrying amount of the note of $3,741,731 and fair value of the instrument of $9,964,704, and change in fair value charge of $217,470, which are presented in the consolidated statements of operations. As of December 31, 2025, the Convertible Forward Settlement Contract has a fair value of $11,007,174.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans (as defined below) may be convertible into Units of the post-business combination entity at a price of $10.00 per unit. The Units would be identical to the Private Units. As of December 31, 2025 and 2024, there was no amount outstanding under the Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until March 30, 2026 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by March 30, 2026, there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 30, 2026. The Company intends to complete a Business Combination with Cyabra before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025.

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

On March 24, 2025, the Promissory Note was further amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Promissory Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Promissory Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. On May 29, 2025, the Note was further amended, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination. As of December 31, 2025 and 2024, there was $0 and $2,529,445, respectively, outstanding under the Promissory Note. The Promissory Note was extinguished on July 29, 2025 through the issuance of the second amended and restated promissory note agreement (as described below).

On July 29, 2025, the Company entered into a Second Amended and Restated Promissory Note with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination with a stated value equal to 200% of the outstanding principal amount. The Company assessed whether the issuance of the Second Amended and Restated Promissory Note constituted a debt modification or extinguishment and determined that the old note was extinguished and replaced with a new instrument. Accordingly, the original debt (Promissory Note – Related Party) was derecognized and the new instrument was recognized at fair value, with the resulting loss on debt extinguishment recorded in earnings. The Company established the initial fair value of the new instrument as of July 29, 2025, using a calculation prepared by a third party valuation team which takes into consideration market assumptions which are disclosed in the Notes to Consolidated Financial Statements.

As of September 16, 2025, the cash payment option of the promissory note has expired, and the settlement of the promissory note is through issuance of new class of preferred stock, an embedded forward settlement contract, if a business combination occurs. On September 30, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $300,000 to $4,330,000 subject to the same settlement terms. On November 24, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $250,000 to $4,580,000.

On December 4, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory note with the Sponsor, which still provides that in the event that the Company completes an initial Business Combination, all of the outstanding principal balance will convert into new classes of preferred stock of the Company or its successor with a total stated value of such preferred stock equal to 300% (100% Series B + 200% Series C) of the outstanding principal amount. Should the Business Combination not occur, the Convertible Promissory Note and Forward Settlement Contract would remain outstanding.

For the year ended December 31, 2025, the Company recorded an extinguishment loss of $6,222,973, which is the difference between the carrying amount of the note of $3,741,731 and fair value of the instrument of $9,964,704, and change in fair value charge of $217,470, which are presented in the consolidated statements of operations. As of December 31, 2025, the Convertible Forward Settlement Contract has a fair value of $11,007,174.

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

On October 28, 2025, the Company and the Underwriters entered into an agreement pursuant to which the parties have agreed that, in lieu of a cash payment, the Company will pay the underwriters 207,000 of the PubCo Shares as payment for deferred underwriting commissions.

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

LifeSci Advisory Agreement

On October 28, 2025, Holdings entered into an advisory agreement with Cybra and LifeSci pursuant to which LifeSci will provide certain financial advisory and investment banking services to Cyabra. In connection with such engagement, LifeSci will receive a retainer fee of ordinary shares of Cyabra which will convert into 105,000 PubCo Shares upon the closing of the Business Combination and an advisory fee of $1,050,000 paid in PubCo Shares 90 days after the closing of the Business Combination.

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

In connection with the Annual Meeting held on September 26, 2024, the Company amended its investment management trust agreement, dated as of March 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company, to allow the Company to extend the date by which the Company must consummate a business combination up to twelve times, each such extension for an additional one month period, until December 31, 2025 and to remove the provision in permitting the withdrawal of $100,000 of dissolution expenses from the trust account of the Company.

In connection with stockholders Annual Meeting held on September 29, 2025, the stockholders approved the amendment of the Company’s investment management trust agreement, allowing the Company to extend the date by which the Company must consummate a Business Combination up to six times, each such extension for an additional one month period, until March 30, 2026.

Critical Accounting Estimates

Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. Some of the more significant estimates are in connection with determining the fair value of the stock-based compensation and the derivative financial instruments at the time of the initial public offering. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. We have identified the following critical accounting estimates as of December 31, 2025.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company had adopted the ASU 2023-09 on January 1, 2025, prospectively, and it did not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2025, due to: material weaknesses identified related to ineffective review controls over the valuation of complex financial instruments associated with promissory note and recording of accounts payable and accrued expenses.

(i)	material weaknesses previously identified related to ineffective review of controls over the financial statement preparation process including the valuation of complex financial instruments associated with promissory note

(ii)	material weakness in internal controls related to ineffective review of controls over the financial statement preparation process including the error in recording the accrual of franchise tax payable

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025.

In response to the identified material weaknesses, we designed and implemented remediation measures to address these material weaknesses identified and enhanced our internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom management consults regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Extensions of Termination Date

As of December 31, 2024, the Company funded the extension of the Termination Date by which the Company that had previously been approved by the Board by depositing $83,286.56 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination from December 31, 2024 to January 31, 2025.

On February 4, 2025, the Sponsor funded the extension of the Termination Date that had previously been approved by the Board by depositing $83,287 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination from January 31, 2025 to February 28, 2025.

On February 21, 2025, the Company entered into an amendment to its unsecured promissory note (the “Note”) with the Sponsor, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $750,000 to $3,530,000 and (ii) the maturity date of the Note was amended to be the earlier of May 31, 2025 or the closing of the Company’s initial business combination.

On February 27, 2025, the Sponsor funded the extension of the Termination Date that had previously been approved by the Board by depositing $83,287 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination from February 28, 2025 to March 31, 2025.

On March 24, 2025, the Note was amended and restated in its entirety (the “Amended and Restated Note”), in order to provide, among other things, (1) that the maturity date of the Note is May 31, 2025; provided, however, that if the Company completes an initial business combination, the Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which the Company closes its initial business combination.

On April 1, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from March 31, 2025 to April 30, 2025.

On May 2, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from April 30, 2025 to May 31, 2025.

On May 29, 2025, the Company entered into an amendment to the Amended and Restated Note with the Sponsor, pursuant to which (i) the maximum amount available to borrow under the Amended and Restated Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Amended and Restated Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination.

Further, as of May 30, 2025, the Company funded the extension of the Termination Date that had previously been approved by the Board by depositing $83,286.56 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination from May 31, 2025 to June 30, 2025.

As of July 1, 2025, the Company funded the extension of the Termination Date that had previously been approved by the Board by depositing $83,286.56 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination from June 30, 2025 to July 31, 2025.

On July 29, 2025, the Company amended and restated in its entirety the Amended and Restated Note pursuant to a Second Amended and Restated Note with the Sponsor pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination.

On July 31, 2025, the Sponsor deposited $83,287 into the Company’s Trust Account to extend the Termination Date from July 31, 2025 to August 31, 2025.

As of September 3, 2025, the Company funded the extension of the Termination Date that had previously been approved by the Board by depositing $83,286.56 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination from August 31, 2025 to September 30, 2025.

On September 29, 2025, the Company filed a supplement to its proxy statement dated September 3, 2025. Among other things, the supplement changed the amount to be deposited into the Trust Account each month to an amount equal to $0.035 multiplied by the number of public shares of the Company that are not redeemed in connection with the Company’s annual meeting of stockholders held on September 29, 2025.

At the Company’s annual meeting of stockholders held on September 29, 2025, the stockholders approved a second amendment to the Company’s Charter which the Company filed with the Delaware Secretary of State on September 30, 2025 to (a) modify the terms and extend the date by which the Company has to consummate a business combination by allowing the Company, through resolution of the Board of Directors without another stockholder vote, to elect to extend the Termination Date by one month each time from September 30, 2025 to March 30, 2026, or such earlier date as determined by the Board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto.

The stockholders also approved a second amendment to the Company’s investment management trust agreement, dated as of March 28, 2023, as amended, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the date by which the Company must consummate a business combination up to six (6) times, each such extension for an additional one (1) month period, until March 30, 2026. The voting results were as follows:

In connection with the stockholders’ vote at the annual meeting held on September 29, 2025, 2,046,800 shares were tendered for redemption. On October 22, 2025, $23,950,427, or approximately $11.70 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 2,046,800 shares of the Company’s Class A common stock that were redeemed were cancelled.

As of September 30, 2025, the Company entered into an amendment to the Second Amended and Restated Note with the Sponsor pursuant to which the amount of the Note was increased by $300,000 to $4,330,000.

On October 10, 2025, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from September 30, 2025 to October 31, 2025.

On November 4, 2025, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from October 31, 2025 to November 30, 2025.

As of November 24, 2025, the Company entered into a second amendment to the Second Amended and Restated Note with the Sponsor pursuant to which the amount of the Note was increased by $250,000 to $4,580,000.

As of November 28, 2025, the Company funded the extension of the Termination Date that had previously been approved by the Board by depositing $11,649 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination from November 30, 2025 to December 31, 2025.

On December 4, 2025 the parties thereto entered into an amendment (the “Third Amendment to Second Amended and Restated Note”) to the Second Amended and Restated Note. The purpose of the Third Amendment to Second Amended and Restated Note was, among other things, to still provide that in the event that the Company completes an initial business combination, all of the outstanding principal balance will convert into new classes of preferred stock of the Company or its successor with a total stated value of such preferred stock equal to 300% of the outstanding principal amount, as detailed in the Third Amendment to Second Amended and Restated Note.

As of January 6, 2026, the Company funded the extension of the Termination Date that had previously been approved by the Board by depositing $11,649 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination from December 31, 2025 to January 31, 2026.

As of January 14, 2026, the Company entered into a fourth amendment (the “Fourth Amendment to Second Amended and Restated Note”) to the Second Amended and Restated Note pursuant to which the amount of the Note was increased by $250,000 to $4,830,000.

As of February 4, 2026, the Company funded the extension of the Termination Date that had previously been approved by the Board by depositing $11,649 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination from January 31, 2026 to February 28, 2026.

As of February 11, 2026, the Company entered into a fifth amendment to the Second Amended and Restated Note, pursuant to which the amount of the Note was increased by $500,000 to $5,330,000.

As of March 2, 2026, the Company funded the extension of the Termination Date that had previously been approved by the Board by depositing $11,649 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination from February 28, 2026 to March 30, 2026.

Amendment of Merger Agreement

On November 11, 2024, the parties thereto amended the Merger Agreement to: (i) increase the size of the Trailblazer Board from five directors to seven directors; (ii) remove the director election proposal from the Required Parent Proposals (as defined in the Merger Agreement); (iii) increase the size of the 2024 Plan from 10% to 15% due to the fact that certain previously contemplated grants will be included as part of the 2024 Plan; (iv) amend the provision related to the share grant to the Cyabra Key Employees to clarify that such grant may be subject to additional vesting conditions as agreed upon between the respective Cyabra Key Employee and Cyabra; and (v) amend the outside closing date from December 31, 2024 to March 1, 2025

On November 6, 2025, the parties thereto further amended the Merger Agreement dated July 22, 2024, as amended on November 11, 2024, as may be further amended in order to, among other things; (i) amend the provision related to the PIPE Investment to reflect that the PIPE Investors will receive Holdings Series B Preferred Stock and not Holdings Common Stock; (ii) amend the Base Purchase Price from $70,000,000 to $106,000,000; (iii) amend the First Calculation Period (as defined in the Merger Agreement) from December 31, 2025 to December 31, 2026; and (iv) amend the Outside Date to February 1, 2026.

Pipe Investments

On December 18, 2025, Holdings entered into subscription agreements with certain PIPE investors (the “2025 PIPE Investors”) providing for aggregate investments in the amount of no less than $6,000,000 in Holdings Series B Preferred Stock in a private placement that will close concurrently with the closing of the Business Combination (the “PIPE Investment”).

In the event that in excess of $3,500,000 remains in the Trust Account after redemption of the Company’s common stock in connection with the Business Combination, the PIPE Investment shall be reduced by the amount by which the Trust Account exceeds $3,500,000.

On November 6, 2025, the parties thereto entered into an amendment to the Merger Agreement (the “Amendment to the Merger Agreement”) in order to, among other things: (i) amend the provision related to the PIPE Investment to reflect that the 2025 PIPE Investors will receive Holdings Series B Preferred Stock and not Holdings Common Stock; (ii) amend the Base Purchase Price from $70,000,000 to $106,000,000; (iii) amend the First Calculation Period (as defined in the Merger Agreement) from December 31, 2025 to December 31, 2026; and (iv) amend the Outside Date to February 1, 2026.

On February 5, 2026, Holdings entered into additional subscription agreements with certain investors (the “2026 PIPE Investors”) providing for an additional $2.0 million private placement investment in Holdings Series B Preferred Stock and warrants (the “Additional PIPE Investment”). The Additional PIPE Investment was entered into with the 2026 PIPE Investors on substantially the same terms as the previously disclosed $6.0 million PIPE Investment. As a result of the Additional PIPE Investment, the total committed PIPE financing has been increased to $8.0 million.

Replacement of Independent Registered Public Accounting Firm

Effective November 1, 2024, CBIZ CPAs P.C. (“CBIZ CPAs”) acquired the attest business of Marcum LLP (“Marcum”), the independent registered public accounting firm of the Company. On June 10, 2025, the Company dismissed Marcum as the Company’s independent registered public accounting firm, and CBIZ CPAs was engaged to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2025, effective on June 10, 2025. The engagement of CBIZ CPAs was approved by the Company’s Audit Committee.

At the Company’s annual meeting held on September 29, 2025, the stockholders ratified the appointment of CBIZ CPAs., as the Company’s independent auditors, for the fiscal year ending December 31, 2025.

Nasdaq Notices of Delisting

On November 25, 2025, the Company received a letter from Nasdaq (the “November 2025 Notice”) which notified the Company that, for 30 consecutive business days, the Company’s market value of listed securities (“MVLS”) closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until May 24, 2026 (the “MVLS Compliance Period”), to regain compliance with the MVLS Rule. The November 2025 Notice notes that, to regain compliance, the Company’s MVLS must close at or above $50,000,000 for a minimum of ten consecutive business days during the MVLS Compliance Period. The November 2025 Notice further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by the end of the MVLS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

The November 2025 Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market.

The Company has been actively monitoring the Company’s MVLS and will continue to do so through May 24, 2026, and may, if appropriate, evaluate available options to resolve the deficiencies and regain compliance with the MVLS Rule. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

On March 3, 2026,the Company received a letter from Nasdaq (the “March 2026 Notice”) which notified the Company that, for 30 consecutive business days, the Company’s market value of publicly held shares (“MVPHS”) was below the $15,000,000 threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until August 31, 2026 (the “MVPHS Compliance Period”), to regain compliance with the MVPHS Rule. The March 2026 Notice notes that, to regain compliance, the Company’s MVPHS must close at or above $15,000,000 for a minimum of ten consecutive business days during the MVPHS Compliance Period. The March 2026 Notice further notes that if the Company is unable to satisfy the MVPHS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by the end of the MVPHS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

The March 2026 Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market.

The Company has been monitoring the Company’s MVPHS and will continue to do so through August 31, 2026, and may, if appropriate, evaluate available options to resolve the deficiencies and regain compliance with the MVPHS Rule. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

In addition, on March 3, 2026, the Company received a letter from Nasdaq (the “March 2026 Additional Notice”) which notified the Company that the Company’s publicly held shares (“PHS”) was below the 1,100,000 threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(B) (the “PHS Rule”).

The March 2026 Additional Notice further states that the Company has 45 calendar days from the date of the March 2026 Additional Notice to submit a plan to regain compliance with the PHS Rule and, if such plan is accepted, Nasdaq can grant the Company an extension of up to 180 calendar days from the date of the March 2026 Additional Notice to evidence compliance with the PHS Rule. If Nasdaq does not accept such plan, the Company will have the opportunity to appeal that decision to a hearings panel. The March 2026 Additional Notice further notes that the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market).

The March 2026 Additional Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market.

The Company has been actively monitoring the Company’s PHS, and may, if appropriate, evaluate available options to resolve the deficiencies and regain compliance with the PHS Rule. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

Resignation of Director and Chief Executive Officer and Appointment of Chief Executive Officer

On January 20, 2026, Arie Rabinowitz resigned as a director and the Chief Executive Officer of the Company. On the same day, Mr. Rabinowitz also resigned as the Chief Executive Officer and sole director the Holdings. On January 21, 2026, the Board of Directors of the Company appointed Yosef Eichorn as its Chief Executive Officer, and as the Chief Executive Officer and sole director of Holdings.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Yosef Eichorn	34	Director, Chief Executive Officer and Chief Development Officer
Scott Burell	61	Chief Financial Officer
Joseph Hammer	47	Chairman of the Board
Barak Avitbul	52	Director
Olga Castells	52	Director
Patrick Donovan	48	Director

Yosef Eichorn - Chief Executive Officer, Chief Development Officer and Director

On January 21, 2026, the Board of Directors of the Company appointed Yosef Eichorn as its Chief Executive Officer, and as the Chief Executive Officer and sole director of Holdings. Mr. Eichorn is also currently the Chief Development Officer of the Company. Mr. Eichorn also serves as the Vice President of Investments at LHX. Mr. Eichorn has served in this capacity since February 2025. Previously he served in the same capacity at LH Financial since January 2020. Mr. Eichorn focuses on evaluating new investment opportunities in addition to monitoring the family’s active portfolio companies. From March 2019 to September 2021, Mr. Eichorn served as Compliance Officer at LH Financial. He was responsible for compliance, developing and updating LH Financial’s and its family client’s compliance framework and procedures to ensure that LH and its family client comply with applicable policies and regulations. From July 2018 to December 2019, Mr. Eichorn served as a Research Analyst at LH Financial. Mr. Eichorn is the son-in-law of Mr. Rabinowitz, our former Chief Executive Officer. Yosef Eichorn graduated from Empire State College with a BS in Liberal Arts.

Scott Burell - Chief Financial Officer

Since March 2023, Scott Burell has served as our Chief Financial Officer. Since August 2018, Scott Burell has been the Chief Financial Officer of AIVITA Biomedical, Inc., an Irvine California-based immuno-oncology company focused on the advancement of commercial and clinical-stage programs utilizing curative and regenerative medicines. From November 2006 until its sale to Invitae Corp. (NYSE: NVTA) in November 2017, Mr. Burell was the Chief Financial Officer, Secretary and Treasurer of CombiMatrix Corporation (NASDAQ: CBMX), a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. Mr. Burell successfully led the split-off of CombiMatrix in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as CombiMatrix’s reorganization in 2010. Prior to this, Mr. Burell had served as CombiMatrix’s Vice President of Finance since 2001 and as its Controller from 2001 to 2006. From 1999 until the time that he first joined CombiMatrix in 2001, Mr. Burell was the Controller for Network Commerce, Inc. (NASDAQ: SPNW), a publicly traded technology and information infrastructure company located in Seattle. Prior to this, Mr. Burell spent nine years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. Mr. Burell is also a member of the Board of Directors of Microbot Medical (NASDAQ: MBOT), an Israeli-based medical device company. Mr. Burell obtained his Washington state CPA license in 1992 and is a Certified Public Accountant (currently inactive). Mr. Burell holds BS degrees in Accounting and Business Finance from Central Washington University.

Joseph Hammer - Chairman of the Board of Directors

Joseph Hammer has served as the Chairman of our Board of Directors since March 2023. Since February 2025, Mr. Hammer has served as the Chief Investing Officer (“CIO”) at LHX. Prior to that he held the same role at LH Financial since 2010. As the CIO, Mr. Hammer sources potential investments for the family office and provides continued guidance to Alpha for many of the family’s investments and mergers, and in particular, within the Middle East. In addition, Mr. Hammer originates numerous charitable endeavors and relationships for LHX and the family, including organizations that foster education, family, and health across North America, Israel, and elsewhere. Mr. Hammer is a Board Member of Gratitude Railroad LLC, a community of investors, operating an alternative investment platform, who are inspired and dedicated to solving environmental and social problems through the profitable deployment of financial, intellectual, and human capital. Mr. Hammer is the founder of The JDH Foundation, a 501(c)3 charitable organization which supports both local and international charitable causes. He is also the Chairman of the Executive Committee of Chai Lifeline, Inc., a health support network for children, families and communities impacted by serious illness or loss. He serves as a Board Member of The Duvdevan Foundation, a support system for soldiers in the elite Duvdevan Unit of the Israeli Defense Forces.

Barak Avitbul has been a member of our Board of Directors since March 2023. Mr. Avitbul is the Chief Executive Officer of NetNut Ltd., and has been a member of senior management of Safe-T Group Ltd. (Nasdaq, TASE: SFET), a global provider of cybersecurity and privacy solutions to consumers and enterprises, since the completion of the acquisition of NetNut in June 2019 by Safe-T Group. NetNut provides business proxy network solutions that enable multiple business use cases, such as online ad verification, retail price and inventory comparisons, network security penetration, load testing of applications, and other data mining and analysis. Mr. Avitbul has founded and led several successful internet and software companies among them DiviNetworks Ltd., where he built global network optimization as a service operation in over fifty countries around the world and was the first Israeli company to raise investment from the World Bank. Before founding DiViNetworks, Mr. Avitbul founded Key2Peer, a provider of anti-piracy and promotional services for the P2P market, leading it to a net profit in less than twelve months. Prior to that, Mr. Avitbul served as a consultant for several premier technology companies in diverse sectors, among them Rosetta Genomics (NASDAQ: ROSG), where he served as the head of algorithm research. Mr. Avitbul also served as Director of Research and Development at iMDsoft, playing an instrumental role in creating and launching successful products in the healthcare clinical information management market. Mr. Avitbul holds an L.L.B in Law and BS in Computer Science, both from Tel Aviv University.

Olga Castells has a member of our Board of Directors since March 2023. Ms. Castells is a Managing Director at Socorro Partners, a position she has held since November 2024 and where she focuses on growing the Tax M&A practice of the firm, and providing tax consulting services to middle market clients across various industries. Prior to that she was a Tax Senior Director at Oracle Corporation, a position she held since 2010, where she was responsible for audit controversy matters in Canada and Latin America, a region with approximately $3b in annual revenue. Prior to joining Oracle, Ms. Castells worked for PricewaterhouseCoopers (PwC) for five years and held a variety of positions where she performed international tax planning for large multi-national clients with operations in Europe, Asia, Latin America and the Caribbean in a variety of industries, including consumer products, retail, manufacturing, franchise services and power generation. Ms. Castells completed a Master of Science in Taxation from University of Miami and graduated from University of Miami cum laude with a BS in Accounting. Ms. Castells is a Certified Public Accountant licensed in Florida.

Patrick Donovan has been a member of our Board of Directors since March 2023. From February 2025 to the present Mr. Donovan has been the CFO of Pure Thought, Inc., an artificial intelligence software startup. Mr. Donovan is also a founding partner of Lokahi Capital, a private equity firm located in Delray, Florida. Mr. Donovan brings an international business background, working in Europe and the United States, while serving a global client base. His career began in commercial real estate finance and evolved with a move to investment banking with Credit Suisse in London in 2005. He also held positions as a Fixed Income Portfolio Manager at UBS in London and a Structured Credit Trader at AVM/III Capital located in Florida, US. Mr. Donovan has been a Board of Trustee member of Gulf Stream School since 2018 and currently chairs the Finance Committee. Mr. Donovan earned a Master of Business Administration from Washington University Olin School of Business and a BS in Finance from University of Missouri.

Number and Terms of Office of Officers and Directors

We have four directors. Our Board of Directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Barak Avitbul, and Olga Castells, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Patrick Donovan, will expire at the second annual meeting of stockholders. The term of office for the third class of directors consisting of Joseph Hammer, will expire at the third annual meeting of stockholders.

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

We will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

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

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business. You may review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certa7in provisions of our Code of Ethics in a Current Report on Form 8-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 6, 2026, with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon conversion of the rights or exercise of the warrants, as the rights and warrants are not exercisable within 60 days.

Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned	Shares
Trailblazer Sponsor Group, LLC (1)	2,119,500	86.43%
Scott Burell	*	*
Yosef Eichorn	*	*
Joseph Hammer	2,119,500	86.43%
Barak Avitbul	*	*
Olga Castells	*	*
Patrick Donovan	*	*
All officers and directors as a group	*	*
(6 individuals)	2,119,500	86.43%

Other 5% Holders
None.

*	Less than one percent.
(1)	Trailblazer Sponsor Group, LLC, the Sponsor, is the record holder of the shares reported herein. Joseph Hammer, our Chairman, is a manager of the Sponsor. Consequently, he may be deemed the beneficial owner of the shares held by our sponsor and has voting and dispositive control over such securities. Each of the Company’s officers and directors disclaims beneficial ownership of any shares other than to the extent he or she may have a pecuniary interest therein, directly or indirectly. The business address of each of these entities and individuals is at 510 Madison Avenue, Suite 1401, New York, NY 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On May 17, 2022, the Sponsor purchased 1,940,625 founder shares for an aggregate purchase price of $25,000, or approximately $0.01 per share (up to 253,125 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). Subsequently, on September 23, 2022, the Company and the Sponsor entered into an exchange agreement pursuant to which the Sponsor exchanged 1,940,624 shares of Class B common stock for 1,940,624 shares of Class A common stock (the “Share Exchange”). Following the Share Exchange, the founder shares consisted of 1,940,624 shares of Class A common stock and 1 share of Class B common stock. Subsequently, on January 20, 2023, the Sponsor forfeited for no consideration and the Company canceled 215,625 of such founder shares, resulting in 1,724,999 founder shares remaining outstanding of Class A common stock and 1 share of Class B common stock.

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

Promissory Notes

On May 17, 2022, we issued a non-interest bearing unsecured promissory note (the “Note”) to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000. On January 20, 2023, the maximum amount available under the Note was further increased to $400,000. As of March 31, 2023, both we and the Sponsor mutually agreed to extend the maturity date of the original Note. On November 21, 2023, the Note was further amended to permit us to pay certain expenses of the Sponsor which would reduce the principal balance of the Note by the same amount. On March 27, 2024, the maximum amount available under the Note was further amended and increased to $1,090,000. On June 25, 2024, the maximum amount available under the Note was further amended and increased to $1,780,000. On September 16, 2024, the maximum amount available under the Note was further amended and increased to $1,980,000. On September 30, 2024, the maximum amount available under the Note was further amended and increased to $2,280,000. On November 29, 2024, the maximum amount available under the Note was further amended and increased to $2,780,000. On February 21, 2025, the maximum amount available under the Note was further amended and increased to $3,530,000 and the maturity date was extended to the earlier of (i) the close of our initial business combination or (ii) May 31, 2025.

On March 24, 2025, the Promissory Note was further amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Promissory Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the Promissory Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. On May 29, 2025, the Note was further amended, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination. As of December 31, 2025 and 2024, there was $0 and $2,529,445, respectively, outstanding under the Promissory Note. The Promissory Note was extinguished on July 29, 2025 through the issuance of the second amended and restated promissory note agreement (as described below).

Second Amended and Restated Promissory Note

On July 29, 2025, the Company entered into a second amended and restated promissory note (“Second Amended and Restated Promissory Note”) with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination with a stated value equal to 200% of the outstanding principal amount.

As of September 16, 2025, the cash payment option of the promissory note has expired, and the settlement of the promissory note is through issuance of new class of preferred stock, an embedded forward settlement contract, if a business combination occurs. On September 30, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $300,000 to $4,330,000 subject to the same settlement terms. On November 24, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $250,000 to $4,580,000. The Second Amended and Restated Promissory Note was extinguished on December 4, 2025 through the further amendment to the Note (as described below).

Convertible Promissory Note - Related Party

On December 4, 2025 the parties thereto entered into an amendment (the “Third Amendment to Second Amended and Restated Note”) to the Second Amended and Restated Note. The purpose of the Third Amendment to Second Amended and Restated Note was, among other things, to still provide that in the event that the Company completes an initial business combination, all of the outstanding principal balance will convert into new classes of preferred stock of the Company or its successor with a total stated value of such preferred stock equal to 300% of the outstanding principal amount, as detailed in the Third Amendment to Second Amended and Restated Note.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of December 31, 2025 and 2024, there was no amount outstanding under the Working Capital Loan.

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

Item 14. Principal Accountant Fees and Services.

The engagement of Marcum LLP (“Marcum”) was approved by the Audit Committee of the Company’s Board of Directors. During the period from November 12, 2021 (inception) through June 10, 2025, Marcum has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to both firms for services rendered.

The engagement of CBIZ CPAs P.C. (“CBIZ”) was approved by the Audit Committee of the Company’s Board of Directors. During the period from June 10, 2025 (inception) through December 31, 2025, CBIZ has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to both firms for services rendered.

(1) Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Marcum for Audit Fees for the years ended December 31, 2025 and 2024 totaled $117,935 and $239,990, respectively. The aggregate fees billed by CBIZ for Audit Fees for the years ended December 31, 2025 and 2024 totaled $268,770 and $0, respectively.

(2) Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum or CBIZ any Audit-Related Fees for the years ended December 31, 2025 and 2024.

(3) Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning. We did not pay Marcum or CBIZ any Tax Fees for the years ended December 31, 2025 and 2024.

(4) All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum or CBIZ any Other Fees for the years ended December 31, 2025 and 2024.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 28, 2023, by and among the Company, LifeSci and Ladenburg; (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on April 3, 2023).
2.1	Merger Agreement, dated as of July 22, 2024, by and among Cyabra Strategy Ltd., Trailblazer Merger Corporation I, Trailblazer Holdings, Inc. and Trailblazer Merger Sub Ltd. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed July 23, 2024).
2.2	Amendment No. 1 to Merger Agreement, dated as of November 11, 2024, by and among Cyabra Strategy Ltd., Trailblazer Merger Corporation I, Trailblazer Holdings, Inc. and Trailblazer Merger Sub Ltd. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed November 12, 2024).
2.3	Amendment No. 2 to Merger Agreement, dated as of November 6, 2025, by and among Cyabra Strategy Ltd., Trailblazer Merger Corporation I, Trailblazer Holdings, Inc. and Trailblazer Merger Sub Ltd. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed November 12, 2025).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on April 3, 2023).
3.4	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on September 30, 2024).
3.5	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on October 3, 2025).
3.6	By Laws (incorporated by reference to Exhibit 3.4 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
4.4	Rights Agreement, dated March 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Form 8K filed by the Registrant on April 3, 2023).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 filed with the Form 10-K filed by the Registrant on March 29, 2024)
10.1	Letter Agreements, dated March 28, 2023, by and between the Company and each of the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.2	Investment Management Trust Agreement, dated March 28, 2023 by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.3	Registration Rights Agreement, dated March 28, 2023, by and among the Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.4	Indemnity Agreements, dated March 28, 2023, by and between the Company and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on April 3, 2023).

10.5	Stock Escrow Agreement, dated March 28, 2023, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.6	Private Placement Units Purchase Agreement, dated March 28, 2023, by and between the Company and Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on April 3, 2023).
10.7	Promissory Note, dated May 17, 2022, issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.2 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.8	Amendment to Promissory Note, dated January 20, 2023 issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.9	Securities Subscription Agreement, dated May 17, 2022, between the registrant and Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.6 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.10	Exchange Agreement, dated September 23, 2022, between the registrant and Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.10 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.11	Sponsor Shares Forfeiture Agreement, dated January 20, 2023, between the registrant and Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.11 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
10.12	Advisory Agreement, dated September 23, 2022, between the Trailblazer Sponsor Group, LLC on behalf of the registrant and LifeSci Capital (incorporated by reference to Exhibit 10.12 filed with the Form S-1/A filed by the Registrant on March 13, 2023).
10.13	Amendment No. 1 to the Advisory Agreement, dated March 9, 2023, between the Trailblazer Sponsor Group, LLC on behalf of the registrant and LifeSci Capital (incorporated by reference to Exhibit 10.13 filed with the Form S-1/A filed by the Registrant on March 13, 2023).
10.14	Second Amendment to Promissory Note dated as of March 31, 2023 (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on April 28, 2023).
10.15	Amendment to Promissory Note, dated March 27, 2024, issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.14 filed with the Form 10-K filed by the Registrant on March 29, 2024)
10.16	Parent Support Agreement, dated July 22, 2024, by and among Trailblazer Sponsor Group, LLC, Trailblazer Merger Corporation I and Cyabra Strategy Ltd. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 23, 2024).
10.17	Company Support Agreement, dated July 22, 2024, by and among Trailblazer Merger Corporation I, Cyabra Strategy Ltd. and the other parties thereto (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on July 23, 2024).
10.18	Amendment to Promissory Note, dated February 21, 2025, issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 27, 2025).
10.19	Amended and Restated Promissory Note dated March 24, 2025 (incorporated by reference to Exhibit 10.15 filed with the Form 10-K filed by the Registrant on March 25, 2025).
10.20	Amendment to Amended and Restated Promissory Note, dated May 29, 2025, issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on May 30, 2025).
10.21	Second Amended and Restated Promissory Note, dated July 29, 2025, issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 4, 2025).
10.22	Amendment to Investment Management Trust Agreement, dated September 30 2025, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 3, 2025).
10.23	Amendment to Second Amended and Restated Promissory Note, dated September 30, 2025, issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 6, 2025).
10.24	Deferred Fee Agreement, dated October 28, 2025, by and among the Company, LifeSci Capital and Ladenburg (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 3, 2025).
10.25	Amendment to Advisory Agreement, dated October 28, 2025, by and between the Company and LifeSci Capital (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 3, 2025).
10.26	Advisory Agreement, dated October 28, 2025, by and among Trailblazer Holdings, Inc., CybraStrategy Ltd. and LifeSci Capital (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on November 3, 2025).

10.27	Advisory Agreement, dated October 28, 2025, by and among Trailblazer Holdings, Inc., CybraStrategy Ltd. and Ladenburg (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on November 3, 2025).
10.28	Amendment to Second Amended and Restated Promissory Note, dated November 24, 2025, issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 28, 2025).
10.29	Amendment to Second Amended and Restated Promissory Note, dated December 4, 2025, issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on December 9, 2025).
10.30	Amendment to Second Amended and Restated Promissory Note, dated January 14, 2026, issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 15, 2026).
10.31	Amendment to Second Amended and Restated Promissory Note, dated as of February 11, 2026 issued to Trailblazer Sponsor Group, LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 18, 2026).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 filed with the Form S-1/A filed by the Registrant on January 31, 2023).
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 filed with the Form 10-K filed by the Registrant on March 29, 2024)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAILBLAZER MERGER CORPORATION I
Dated: March 9, 2026

	By:	/s/ Yosef Eichorn
	Name:	Yosef Eichorn
	Title:	Chief Executive Officer, Chief Development Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yosef Eichorn	Chief Executive Officer, Chief Development Officer and Director	March 9, 2026
Yosef Eichorn	(Principal Executive Officer)

/s/ Scott Burell	Chief Financial Officer	March 9, 2026
Scott Burell	(Principal Accounting and Financial Officer)

/s/ Joseph Hammer	Chairman	March 9, 2026
Joseph Hammer

/s/ Barak Avitbul	Director	March 9, 2026
Barak Avitbul

/s/ Olga Castells	Director	March 9, 2026
Olga Castells

/s/ Patrick Donovan	Director	March 9, 2026
Patrick Donovan

TRAILBLAZER MERGER CORPORATION I

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Trailblazer Merger Corporation I

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Trailblazer Merger Corporation I (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Company that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before March 30, 2026. The Company entered into a definitive merger agreement with a business combination target on July 22, 2024, which was amended on November 11, 2024 and November 6, 2025; however, the completion of this transaction is subject to certain closing conditions. There is no assurance that the Company will satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to March 30, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after March 30, 2026, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY

March 9, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Trailblazer Merger Corporation I

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Trailblazer Merger Corporation I (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2022 to 2025.

New York, NY
March 25, 2025

TRAILBLAZER MERGER CORPORATION I

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash	$85,353	$63,829
Cash – restricted	121,181	802,993
Prepaid expenses	6,150	34,834
Total current assets	212,684	901,656
Prepaid insurance	125,000	—
Marketable securities held in Trust Account	3,973,290	26,832,298
Total Assets	$4,310,974	$27,733,954

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,162,452	$1,189,196
Income taxes payable	85,968	894,699
Excise tax payable	912,593	497,749
Promissory note - related party	—	2,529,445
Convertible promissory note and forward settlement contract - related party	11,007,174	—
Total current liabilities	14,168,187	5,111,089
Deferred underwriting fee payable	2,070,000	2,070,000
Total Liabilities	16,238,187	7,181,089

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 332,816 and 2,379,616 shares at redemption value at $11.76 and $11.19 per share as of December 31, 2025 and December 31, 2024, respectively	4,013,703	26,634,152

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized: 2,119,499 issued and outstanding (excluding 332,816 and 2,379,616 shares subject to possible redemption) as of December 31, 2025 and December 31, 2024, respectively	212	212
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1 share issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(15,941,128)	(6,081,499)
Total Stockholders’ Deficit	(15,940,916)	(6,081,287)
Total Liabilities and Stockholders’ Deficit	$4,310,974	$27,733,954

The accompanying notes are an integral part of these consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Operating and formation costs	$2,564,363	$2,293,333
Loss from operations	(2,564,363)	(2,293,333)

Other (loss) income:
Loss on debt extinguishment of promissory note	(6,222,973)	—
Loss on change in fair value of promissory note and forward settlement contract	(217,470)	—
Interest earned on marketable securities held in Trust Account	943,846	3,296,420
Other (loss) income, net	(5,496,597)	3,296,420

(Loss) Income before provision for income taxes	(8,060,960)	1,003,087
Provision for income taxes	(229,187)	(725,429)
Net (loss) income	$(8,290,147)	$277,658

Basic and diluted weighted average shares outstanding, Class A common stock	3,976,169	7,830,576

Basic and diluted net (loss) income per share, Class A common stock	$2.08	$0.04

Basic and diluted weighted average shares outstanding, Class B common stock	1	1

Basic and diluted net (loss) income per share, Class B common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances — December 31, 2023	2,119,499	$212	1	$—	$—	$(1,677,270)	$(1,677,058)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(4,184,138)	(4,184,138)

Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	(497,749)	(497,749)

Net income	—	—	—	—	—	277,658	277,658

Balances — December 31, 2024	2,119,499	212	1	—	—	(6,081,499)	(6,081,287)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(1,329,978)	(1,329,978)

Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	(239,504)	(239,504)

Net income	—	—	—	—	—	(8,290,147)	(8,290,147)

Balances — December 31, 2025	2,119,499	$212	1	$—	$—	$(15,941,128)	$(15,940,916)

The accompanying notes are an integral part of these consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(8,290,147)	$277,658
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on debt extinguishment of promissory note	6,222,973	—
Loss on change in fair value of promissory note and forward settlement contract	217,470	—
Interest earned on marketable securities held in Trust Account	(943,846)	(3,296,420)
(Benefit) Deferred tax provision from income taxes	—	(210,152)
Changes in operating assets and liabilities:
Prepaid expenses	28,684	107,103
Prepaid insurance	(125,000)	25,681
Accounts payable and accrued expenses	973,256	950,362
Income taxes payable	(808,731)	587,865
Excise tax payable	175,340	—
Net cash used in operating activities	(2,550,001)	(1,557,903)

Cash Flows from Investing Activities:
Extension deposit into Trust Account	(701,238)	(1,713,146)
Cash withdrawn from Trust Account to pay franchise and income taxes	553,665	1,397,196
Cash withdrawn from Trust Account to pay the redeeming stockholders	23,950,427	49,774,936
Net cash provided by investing activities	23,802,854	49,458,985

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	2,037,286	2,207,860
Redemption payment to redeeming stockholders	(23,950,427)	(49,774,936)
Payment of offering costs	—	(75,000)
Net cash used in financing activities	(21,913,141)	(47,642,076)

Net Change in Cash and Restricted Cash	(660,288)	259,006
Cash and Restricted Cash – Beginning of period	866,822	607,816
Cash and Restricted Cash – End of period	$206,534	$866,822

Cash and Restricted Cash, end of period
Cash	$85,353	$63,829
Cash - restricted	121,181	802,993
Cash and Restricted Cash – End of period	$206,534	$866,822

Supplementary cash flow information:
Cash paid for income taxes	$1,037,918	$347,716

Non-Cash investing and financing activities:
Excise tax payable	$239,504	$497,749
Remeasurement of carrying value to redemption value	$1,329,978	$4,184,138

The accompanying notes are an integral part of these consolidated financial statements.

TRAILBLAZER MERGER CORPORATION I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company has two subsidiaries, Trailblazer Merger Sub Ltd, an Israeli company and a direct, wholly owned subsidiary of the Company incorporated on June 25, 2024, and Trailblazer Holdings, Inc. (“Holdings”), a Delaware corporation and a direct, wholly owned subsidiary of the Company incorporated on July 16, 2024. On July 22, 2024, the Company entered into a merger agreement, by and among Company, Trailblazer Merger Sub, Ltd., Holdings, and Cyabra Strategy Ltd., a private company organized in Israel (“Cyabra”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). In the Merger Agreement. the Business Combination transaction is structured as follows: (a) the Company shall merge with and into Holdings and Holdings shall be the survivor of such merger and (b) the merger subsidiary of the Company shall merge with and into the target, Cyabra, with Cyabra being the surviving entity, following which the merger subsidiary will cease to exist and Cyabra will become a wholly owned subsidiary of Holdings. Holdings will be the public company following the closing of the Business Combination.

As of December 31, 2025, the Company has not yet commenced any operations. All activity for the period November 12, 2021 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

TRAILBLAZER MERGER CORPORATION I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRAILBLAZER MERGER CORPORATION I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the stockholders’ vote at the Annual Meeting held on September 29, 2025, 2,046,800 shares were tendered for redemption.

On October 22, 2025, $23,950,427, or approximately $11.70 redemption price per share, was withdrawn from the Trust Account to pay the redeeming holders and the 2,046,800 shares of the Company’s Class A common stock that were redeemed were cancelled.

Through December 31, 2025, the Sponsor deposited a total of $2,414,384 (the “Extension Payment”) into the Company’s Trust Account in order to extend the date by which the Company has to consummate a business combination from March 31, 2024 to December 31, 2025. The Extension Payment was loaned as a draw down pursuant to an unsecured promissory note the Company issued to the Sponsor (see Note 5).

On January 5, 2026, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from December 31, 2025 to January 31, 2026 (see Note 11).

On February 3, 2026, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from January 31, 2026 to February 28, 2026 (see Note 11).

On March 2, 2026, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from February 28, 2026 to March 30, 2026 (see Note 11).

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

Nasdaq Notices of Delisting

On November 25, 2025, the Company received a letter from Nasdaq (the “November 2025 Notice”) which notified the Company that, for 30 consecutive business days, the Company’s market value of listed securities (“MVLS”) closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until May 24, 2026 (the “MVLS Compliance Period”), to regain compliance with the MVLS Rule. The November 2025 Notice notes that, to regain compliance, the Company’s MVLS must close at or above $50,000,000 for a minimum of ten consecutive business days during the MVLS Compliance Period. The November 2025 Notice further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by the end of the MVLS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

TRAILBLAZER MERGER CORPORATION I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The November 2025 Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market.

The Company has been actively monitoring the Company’s MVLS and will continue to do so through May 24, 2026, and may, if appropriate, evaluate available options to resolve the deficiencies and regain compliance with the MVLS Rule. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units. As of December 31, 2025 and 2024, there were no amount outstanding under the Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the consolidated financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until March 30, 2026, as extended, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by March 30, 2026, there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 30, 2026. The Company intends to complete a Business Combination with Cyabra (see Note 6) before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

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

On November 24, 2025, the IRS published additional information relating to excise tax on repurchases of corporate stock relating specifically to SPAC’s. The IRS published that any SPAC that priced their Initial Public Offering prior to August 16, 2022 are not subject to excise tax on any redemptions. As the Company's Initial Public Offering was on March 31, 2023, the Company would not be exempt from excise tax. The Company will continue to record excise tax in connection with future redemptions and any penalties and interest related to unpaid excise tax.

TRAILBLAZER MERGER CORPORATION I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had recorded a 1% excise tax payable based on the amount of common stocks redeemed. As of December 31, 2025 and 2024, excise tax payable amounted to $912,593 and $497,749, respectively. For the years ended December 31, 2025 and 2024, the Company incurred penalties and interests on excise tax liability of $175,339 and $0, respectively. The penalties and interests on excise tax liability through December 31, 2025 of $175,339 was accrued and added to the excise tax payable of $737,254.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Holdings. As of December 31, 2025, Trailblazer Merger Sub Ltd had no financial activities. All intercompany transactions were eliminated in the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $85,353 and $63,829 in unrestricted cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of December 31, 2025 and 2024, the balance was $121,181 and $802,993, respectively. Cash – restricted at December 31, 2025 and 2024 represents cash that was withdrawn from the Trust Account to pay franchise and income taxes but is yet to be utilized at the end of the period.

Marketable Securities in Trust Account

The Company’s assets held in Trust Account were invested in U.S. treasury bills until September 19, 2024. Subsequent to September 19, 2024, all of the assets held in the Trust Account were held in money market funds. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the consolidated balance sheets and with unrealized gains or losses, if any, presented on the consolidated statements of operations. From inception through December 31, 2025, the Company withdrew $1,950,861 of interest earned on the Trust Account to pay for the Company franchise and income taxes payable. As of December 31, 2025, $121,181 of the amount withdrawn from Trust remains to be utilized and is reflected on the accompanying consolidated balance sheets within restricted cash.

TRAILBLAZER MERGER CORPORATION I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Class A Redeemable Stock Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2025 and 2024, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

At December 31, 2025 and 2024, the Class A common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(745,200)
Class A common stock issuance costs	(3,882,029)
Redemption of Class A common stock	(49,774,936)
Plus:
Remeasurement of carrying value to redemption value	12,036,317
Class A Common Stock subject to possible redemption, December 31, 2024	$26,634,152
Less:
Redemption of Class A common stock	(23,950,427)
Plus:
Remeasurement of carrying value to redemption value	1,329,978
Class A Common Stock subject to possible redemption, December 31, 2025	$4,013,703

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

TRAILBLAZER MERGER CORPORATION I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpayment of income tax as income tax expense. As of December 31, 2025 and 2024, the Company incurred $46,687 and $75,181, respectively, for interest and penalties related to underpayment of income taxes. There were no unrecognized tax benefits as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. On July 1, 2025, the Company paid $941,366 to settle the Company’s 2024 income taxes payable, including the associated penalties and interests. In addition, on July 1, 2025, the Company paid $96,552 for the Company’s estimated 2025 income taxes payable. The Company used the amounts previously withdrawn from Trust Account to settle the income taxes payable.

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

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except share amounts):

	For the Years December 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$(8,290,147)	$—	$277,658	$—
Denominator:
Basic and diluted weighted average common stock outstanding	3,976,169	1	7,830,576	1
Basic and diluted net (loss) income per common stock	$2.08	$—	$0.04	$—

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company had adopted the ASU 2023-09 on January 1, 2025, prospectively, and it did not have a material effect on the Company’s financial statements.

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

On March 24, 2025, the Promissory Note was further amended and restated in its entirety, in order to provide, among other things, (1) that the maturity date of the Promissory Note is May 31, 2025; provided, however, that if Trailblazer completes an initial business combination, the maturity date of the Promissory Note shall be extended for an additional eighteen (18) months from the closing of the initial business combination, (2) for certain post-business combination transaction participation rights for the Sponsor as well as most favored nation rights for the Sponsor with respect to certain post business combination transactions and (3) for equal monthly payments of $125,000 due commencing on the first business day of the calendar month following the month in which Trailblazer closes its initial business combination. On May 29, 2025, the Note was further amended, pursuant to which (i) the maximum amount available to borrow under the Note was further increased by an additional $500,000 to $4,030,000 and (ii) the maturity date of the Note was amended to be the earlier of July 30, 2025 or the closing of the Company’s initial business combination. As of December 31, 2025 and 2024, there was $0 and $2,529,445, respectively, outstanding under the Promissory Note. The Promissory Note was extinguished on July 29, 2025 through the issuance of the second amended and restated promissory note agreement (as described below).

Second Amended and Restated Promissory Note and Forward Settlement Contract

On July 29, 2025, the Company entered into a second amended and restated promissory note (“Second Amended and Restated Promissory Note”) with the Sponsor, pursuant to which (i) the maturity date of the Note was amended to be the later of September 15, 2025 or the closing of the Company’s initial business combination and (ii) the outstanding principal balance of the Note will be converted into preferred stock of the Corporation at the closing of the initial business Combination with a stated value equal to 200% of the outstanding principal amount.

The Company assessed whether the issuance of the Second Amended and Restated Promissory Note constituted a debt modification or extinguishment and determined that the old note was extinguished and replaced with a new instrument. Accordingly, the original debt (Promissory Note – Related Party) was derecognized and the new instrument was recognized at fair value, with the resulting loss on extinguishment recorded in earnings. The Company established the initial fair value of the new instrument as of July 29, 2025, using a calculation prepared by a third party valuation team which takes into consideration market assumptions which are disclosed in Note 9.

As of September 16, 2025, the cash payment option of the promissory note has expired, and the settlement of the promissory note is through issuance of new class of preferred stock, an embedded forward settlement contract, if a business combination occurs. On September 30, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $300,000 to $4,330,000 subject to the same settlement terms. On November 24, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $250,000 to $4,580,000. The Second Amended and Restated Promissory Note was further amended on December 4, 2025 (as described below).

Convertible Promissory Note and Forward Settlement Contract - Related Party

On December 4, 2025, the Company entered into an amendment to the Second Amended and Restated Promissory note with the Sponsor, which still provides that in the event that the Company completes an initial Business Combination, all of the outstanding principal balance will convert into new classes of preferred stock of the Company or its successor with a total stated value of such preferred stock equal to 300% (100% Series B + 200% Series C) of the outstanding principal amount. Should the Business Combination not occur, the Convertible Promissory Note and Forward Settlement Contract would remain outstanding.

For the year ended December 31, 2025, the Company recorded an extinguishment loss of $6,222,973, which is the difference between the carrying amount of the note of $3,741,731 and fair value of the instrument of $9,964,704, and change in fair value charge of $217,470, which are presented in the consolidated statements of operations. As of December 31, 2025, the Convertible Forward Settlement Contract has a fair value of $11,007,174.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units (see Note 4). As of December 31, 2025 and 2024, there was no amount outstanding under the Working Capital Loan.

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

On October 28, 2025, the Company and the underwriters entered into an agreement pursuant to which the parties have agreed that, in lieu of a cash payment, the Company will pay the underwriter an aggregate of 207,000 shares of common stock of the Company (the “PubCo Shares”) as payment for deferred underwriting commissions.

Vendor Agreement

On April 10, 2024, the Company entered into an agreement with a vendor for legal services with respect to Israeli transactional legal matters pertaining to business combination involving Cyabra. The Company and the vendor agreed to a cap in fees of $117,000 (including taxes) if the Business Combination does not close, and a cap in fees of $211,400 (including taxes) if the Business Combination closes. As of December 31, 2025 and 2024, the Company has paid the vendor an aggregate amount of $47,200 and $117,000, respectively.

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

LifeSci Advisory Agreement

On October 28, 2025, Holdings entered into an advisory agreement with Cybra and LifeSci pursuant to which LifeSci will provide certain financial advisory and investment banking services to Cyabra. In connection with such engagement, LifeSci will receive a retainer fee of ordinary shares of Cyabra which will convert into 105,000 PubCo Shares upon the closing of the Business Combination and an advisory fee of $1,050,000 paid in PubCo Shares 90 days after the closing of the Business Combination.

Ladenburg Advisory Agreement

On October 28, 2025, Holdings entered into an advisory agreement with Cyabra and Ladenburg pursuant to which Ladenburg will provide financial advisory and investment banking services to Cyabra. In connection with such engagement, Ladenburg will receive an advisory fee of $1,050,000 paid in PubCo Shares 90 days after the closing of the Business Combination.

Merger Agreement

On July 22, 2024, the Company (“Parent”) entered into a merger agreement, by and among Parent, Trailblazer Merger Sub, Ltd., an Israeli company and a direct, wholly owned subsidiary of the Company (“Merger Sub”), Trailblazer Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Holdings”), and Cyabra Strategy Ltd., a private company organized in Israel (“Cyabra”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

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

On November 6, 2025, the Merger Agreement has been amended in order to, among other things; (i) amend the provision related to the PIPE Investment to reflect that the PIPE Investors will receive Holdings Series B Preferred Stock and not Holdings Common Stock; (ii) amend the Base Purchase Price from $70,000,000 to $106,000,000; (iii) amend the First Calculation Period (as defined in the Merger Agreement) from December 31, 2025 to December 31, 2026; and (iv) amend the Outside Date to February 1, 2026.

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

The Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the Registration Rights Agreement or (b) the date as of which (i) all of the Registrable Securities have been sold pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) or (ii) the Holders of all Registrable Securities are permitted to sell the Registrable Securities under Rule 144 (or any similar provision) under the Securities Act without limitation on the amount of securities sold or the manner of sale and without compliance with public reporting requirements.

The PIPE Investment

On December 18, 2025, Holdings entered into subscription agreements with certain investors providing for aggregate investments in the amount of no less than $6,000,000 in Holdings Series B Preferred Stock in a private placement that will close concurrently with the closing of the Business Combination (the “PIPE Investment”).

In the event that in excess of $3,500,000 remains in the Trust Account after redemption of the Company’s common stock in connection with the Business Combination, the PIPE Investment shall be reduced by the amount by which the Trust Account exceeds $3,500,000. Further, up to $1,000,000 of the PIPE Investment may be provided upon the initial filing of the Registration Statement with the SEC, if mutually agreed upon between the parties.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2025, 2025 and 2024, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 2,119,499 shares of Class A common stock issued and outstanding, excluding 332,816 and 2,379,616 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 5,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2025 and 2024, there was 1 share of Class B common stock issued and outstanding.

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

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax liability
Startup Costs	$474,767	$291,092
Total deferred tax asset	474,767	291,092
Valuation allowance	(474,767)	(291,092)
Deferred tax liability, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2025 and 2024 consists of the following:

	December 31,	December 31,
	2025	2024
Federal
Current	$182,500	$860,400
Deferred	(183,676)	(418,565)
State
Current	—	—
Deferred	—	—
Penalties and interests on underpayment of estimated income taxes	46,687	75,181
Change in valuation allowance	183,676	208,413
Income tax provision	$229,187	$725,429

As of December 31, 2025 and 2024, the Company had no U.S. federal net operating loss carryovers available to offset future taxable income. As of December 31, 2025 and 2024, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2025 and 2024, the change in the valuation allowance were $183,676 and $208,413, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2025		December 31, 2024
Statutory federal income tax rate	$(1,692,801)	21.0%	$210,648	21.0%
Penalties and interests on income taxes	85,843	(1.0)%	75,181	7.5%
Loss on debt extinguishment of promissory note	1,306,823	(16.2)%	—	—%
Loss on change in fair value of promissory note and forward settlement contract	45,669	(0.6)%	—	—%
Merger & acquisitions related costs	299,977	(3.7)%	231,187	23.0%
Change in valuation allowance	183,676	(2.3)%	208,413	20.8%
Income tax provision	$229,187	(2.8)%	$725,429	72.3%

As of December 31, 2025 and 2024, the Company reported a net deferred tax liability of $0, and the deferred tax asset of $474,767 and $291,092, respectively, was fully offset by a valuation allowance. The Company’s effective tax rate was (2.8)% and 72.3% for the years ended December 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2025 and 2024, due to interest and penalties related to income taxes, loss on debt extinguishment of promissory note, loss on change in fair value of promissory note and forward settlement contract, merger and acquisition related costs, and the valuation allowance on the deferred tax assets related to organization expenses.

Total income taxes paid for the years ended December 31, 2025 and 2024 are presented below:

	December 31,	December 31,
	2025	2024
Federal	$1,037,918	$347,716
Total income taxes paid	$1,037,918	$347,716

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company has no foreign operations and therefore no foreign tax disclosures are required.

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

As of December 31, 2025, assets held in the Trust Account were comprised of $3,973,290 in money market funds. During the period ended December 31, 2025, the Company has withdrawn $553,665 interest income from the Trust Account to pay for the Company franchise and income taxes.

As of December 31, 2024, assets held in the Trust Account were comprised of $26,832,298 in money market funds. During the period ended December 31, 2024, the Company has withdrawn $1,397,196 interest income from the Trust Account to pay for the Company franchise and income taxes.

The following table presents information about the Company’s assets and liability that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2025	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	3,973,290	26,832,298
Total marketable securities held in Trust Account	1	$3,973,290	$26,832,298
Liability:
Convertible promissory note and forward settlement contract – related party	3	11,007,174	—

On July 29, 2025, the Second Amended and Restated Promissory Note was initially recognized at a fair value of $9,964,704. On September 16, 2025, the cash payment option of the promissory note has expired and the settlement of the promissory note will be settled through issuance of new class of preferred stock, requiring the remeasurement of the promissory note at fair value on such date. The fair value of the convertible promissory note and forward settlement contract at the issuance date of July 29, 2025 and as subsequently modified at December 31, 2025 was determined using Monte Carlo Simulation Model. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Second Amended and Restated Promissory Note and Forward Settlement Contract:

	July 29, 2025	December 31, 2025
Estimated deSPAC stock price	$5.76	$3.10
Remaining term	1.7	1.7
Volatility	102.4%	102.4%
Risk-free rate	3.85%	3.41%
Implied probability of successful initial Business Combination	70.0%	78.4%

The following table provides a summary of the changes in the fair value of Convertible Promissory Note and Forward Settlement Contract, a Level 3 financial instrument, that was measured at fair value on a recurring basis:

Fair value at July 29, 2025	$9,964,704
Additional draws on promissory note and forward settlement contract	825,000
Change in fair value of promissory note and forward settlement contract	217,470
Fair value at December 31, 2025	$11,007,174

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

	For the Years Ended December 31,
	2025	2024
General and administrative expenses	$2,564,363	$2,293,333
Interest earned on marketable securities held in Trust Account	$943,846	$3,296,420

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

On January 5, 2026, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from December 31, 2025 to January 31, 2026.

On January 14, 2026, the Company entered into an amendment to the Second Amended and Restated Promissory Note with the Sponsor, pursuant to which the amount of the Note was further increased by $250,000 to $4,830,000.

On January 20, 2026, Arie Rabinowitz resigned as a director and the Chief Executive Officer of the Company. Mr. Rabinowitz’s resignation was not the result of any disagreement between him and the Company, the Board of Directors, or any committee of the Board of Directors on any matter. On the same day, Mr. Rabinowitz also resigned as the Chief Executive Officer and sole director of Holdings.

On January 21, 2026, the Board of Directors of the Company appointed Yosef Eichorn as its Chief Executive Officer, and as the Chief Executive Officer and sole director of Holdings. Mr. Eichorn is also currently the Chief Development Officer of the Company.

On February 3, 2026, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from January 31, 2026 to February 28, 2026.

On February 5, 2026, Holdings entered into additional subscription agreements with certain investors providing for an additional $2.0 million private placement investment in Holdings Series B Preferred Stock and warrants (the “Additional PIPE Investment”). The Additional PIPE Investment was entered into on substantially the same terms as the previously disclosed $6.0 million PIPE Investment. As a result of the Additional PIPE Investment, the total committed PIPE financing has been increased to $8.0 million.

As of February 11, 2026, the Company entered into an amendment (the “Amendment”) to the Second Amended and Restated Promissory Note (the “Note”) with Alpha Capital Anstalt, as assignee of the Sponsor, pursuant to which the amount of the Note was increased by $500,000 to $5,330,000.

On March 2, 2026, the Sponsor deposited $11,649 into the Company’s Trust Account to extend the Termination Date from February 28, 2026 to March 30, 2026.

The Company held a Special Meeting of Stockholders (the “Special Meeting”) on February 18, 2026 at which the stockholders approved (i) the Merger Agreement and the Business Combination; (ii) the adoption of the amended and restated certificate of incorporation of the Combined Company (the “Proposed Certificate of Incorporation”); (iii) the adoption, on a non-binding advisory basis, nine separate governance proposals set forth in the Proposed Certificate of Incorporation and the proposed amended and restated bylaws of the Combined Company; (iv) for purposes of complying with Nasdaq Listing Rules 5635 (a) and (b), the issuance of Holdings common stock pursuant to the Merger Agreement in an amount greater than 20% of the number of outstanding shares of Common Stock before such issuance and the resulting change in control in connection with the Business Combination; (v) for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of the shares of Holdings common stock upon the conversion of the Holdings Series B preferred stock and the PIPE warrants issued in connection with the PIPE investment upon the consummation of the Business Combination in an amount greater than 20% of the number of outstanding shares of Common Stock before such issuance; and (vi) the adopt the Cyabra, Inc. 2026 Omnibus Equity Incentive Plan in connection with the Business Combination. In connection with the stockholders’ vote at such Special Meeting, 210,269 shares were tendered for redemption.

Nasdaq Notices of Delisting

On March 3, 2026,the Company received a letter from Nasdaq (the “March 2026 Notice”) which notified the Company that, for 30 consecutive business days, the Company’s market value of publicly held shares (“MVPHS”) was below the $15,000,000 threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until August 31, 2026 (the “MVPHS Compliance Period”), to regain compliance with the MVPHS Rule. The March 2026 Notice notes that, to regain compliance, the Company’s MVPHS must close at or above $15,000,000 for a minimum of ten consecutive business days during the MVPHS Compliance Period. The March 2026 Notice further notes that if the Company is unable to satisfy the MVPHS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by the end of the MVPHS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

The March 2026 Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market.

The Company has been monitoring the Company’s MVPHS and will continue to do so through August 31, 2026, and may, if appropriate, evaluate available options to resolve the deficiencies and regain compliance with the MVPHS Rule. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

In addition, on March 3, 2026, the Company received a letter from Nasdaq (the “March 2026 Additional Notice”) which notified the Company that the Company’s publicly held shares (“PHS”) was below the 1,100,000 threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(B) (the “PHS Rule”).

The March 2026 Additional Notice further states that the Company has 45 calendar days from the date of the March 2026 Additional Notice to submit a plan to regain compliance with the PHS Rule and, if such plan is accepted, Nasdaq can grant the Company an extension of up to 180 calendar days from the date of the March 2026 Additional Notice to evidence compliance with the PHS Rule. If Nasdaq does not accept such plan, the Company will have the opportunity to appeal that decision to a hearings panel. The March 2026 Additional Notice further notes that the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market).

The March 2026 Additional Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market.

The Company has been actively monitoring the Company’s PHS, and may, if appropriate, evaluate available options to resolve the deficiencies and regain compliance with the PHS Rule. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.